Form 10-Q
period 1996-06-30
COLONIAL TRUST CO /AZ
filed 1996-08-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

         / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to__________.

                        Commission File Number 000-18887

                             COLONIAL TRUST COMPANY
             (Exact name of registrant as specified in its charter)

         Arizona                                            75-2294862
(State of Incorporation)                           (IRS Employer Identification
                                                              Number)


                               5336 N. 19th Avenue
                             Phoenix, Arizona 85015
                    (Address of principal executive offices)

                                  602-242-5507
                         (Registrant's telephone number)

                                      NONE
      (Former name, address and fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No
                                  ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                               Yes X     No
                                  ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
7,777,401

Transitional Small Business Disclosure Format (check one):

                               Yes       No X
                                  ---      ---

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                             Page
                                                                             ----
Part I.           Financial Information:

                  Item 1:           Consolidated Financial Statements          4

                                    Condensed Consolidated Balance Sheets      4

                                    Condensed Consolidated Statements of
                                    Operations                                 5

                                    Condensed Consolidated Statements of
                                    Cash Flows                                 6

                                    Notes to Condensed Consolidated
                                    Financial Statements                       7

                  Item 2.           Management Discussion and Analysis or
                                    Plan of Operation                         11

Part II.          Other Information

                  Item 1:           Legal Proceedings                         13

                  Item 2:           Changes in Securities                     13

                  Item 3:           Default Upon Senior Securities            13

                  Item 4:           Submission of Matters to a Vote of
                                    Security Holders                          13

                  Item 5:           Other Information                         13

                  Item 6:           Exhibits and Reports on Form 8-K          13

SIGNATURES

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                        June 30, 1996 and March 31, 1996

                                            June 30, 1996    March 31, 1996
ASSETS                                       (Unaudited)
                                            -------------    --------------
Cash and cash equivalents                     $  171,264         217,638
Investment securities                            462,758         464,883
Receivables                                      136,735         110,245
Note receivable                                  341,731         335,544
Property, furniture and equipment, net           637,894         632,276
Goodwill, net                                    182,006         185,047
Other assets                                     117,728         104,751
                                              ----------      ----------
                                              $2,050,116       2,050,384
                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $   64,389          59,808
Note payable                                     540,000         540,000
Income tax payable                                     0          35,833
Deferred income taxes                             21,322          21,322
                                              ----------      ----------
                                                 625,711         656,963

Stockholders' equity:
Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding               554,942         554,942
Additional paid-in capital                       505,347         505,347
Retained earnings                                364,116         333,132
                                              ----------      ----------
  Total stockholders' equity                   1,424,405       1,393,421
                                              ----------      ----------

                                              $2,050,116       2,050,384
                                              ==========      ==========

See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                Three-month periods ended
                                                         June 30,
                                                  1996              1995
                                               ----------        ----------
Revenue:
  Bond servicing income                        $  272,283           190,159
  IRA servicing fees                               90,487            52,971
  Trustee fees                                     35,625                 0
  Interest income                                   8,282             8,496
                                               ----------        ----------
            Total revenue                         406,677           251,626
                                               ==========        ==========


General and administrative expenses               351,269           205,857
                                               ----------        ----------

            Income before income tax               55,408            45,769
                                               ----------        ----------

Income taxes                                       22,163            18,308
                                               ----------        ----------

            Net income                         $   33,245            27,461
                                               ==========        ==========

            Net income per common share              .004              .004
                                               ==========        ==========

Weighted average common shares
outstanding                                     7,777,401         7,007,402
                                               ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                           Three-month periods
                                                              ended June 30,
                                                          1996              1995
                                                       ---------         ---------
Cash flows from operating activities:
  Net income                                           $  33,245            27,461
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Amortization                                            9,959                42
   Depreciation                                           12,976            11,178
   (Increase) Decrease in other
         receivables                                     (26,490)            7,401
   Increase in other assets                              (22,156)                0
   Decrease in accounts payable, accrued
    liabilities and income taxes                         (31,252)          (28,900)
                                                       ---------         ---------
Net cash provided by (used in)
  operating activities                                   (56,963)          (10,279)


Cash flows from investing activities:
  Purchase of property, furniture and equipment          (18,594)          (39,412)
    Purchase of note receivable                           (6,187)           (6,317)
  Decrease in investment securities                        2,125                 0
                                                       ---------         ---------
Net cash used in investing activities                    (22,656)          (45,729)
                                                       ---------         ---------

Decrease in cash and cash equivalents                    (46,374)          (28,547)

Cash at beginning of period                              217,638           132,349
                                                       ---------         ---------
Cash at end of period                                  $ 171,264           103,802
                                                       =========         =========

See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


1.       Significant Accounting Policies

         In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's 1996 annual report on Form 10-KSB.

         (a)      Nature of Business

                  The Company was incorporated on August 15, 1989 in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona, is regulated by the Arizona State Banking Department, and its Common Stock is registered under the Securities Exchange Act of 1934.

                  The Company serves as trustee under various bond indentures for issuers of bonds in 24 states. The issuers are primarily churches and other non-profit organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of the bonds, and in turn, pays the semi-annual principal and interest payments to the bondholders.

                  The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

                  On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company "Camelback". Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust, or investment agency accounts. The accompanying consolidated financial statements include the results of Camelback for the three-month period ended June 30, 1996.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


                  Effective on August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and the separate existence of Camelback terminated effective as of such date.

         (b)      Revenue Recognition

                  The Company is compensated for its services as trustee and paying agent in one of two ways. Under the first fee structure offered by the Company, the Company is paid a one-time set-up fee equal to .1% of the original amount of the bonds issued, and also is paid an amount equal to 2.5% of the daily undisbursed balance of the bonds. This fee is paid monthly. The remainder of the Company's fee is paid annually and is equal to a percentage (typically .2%-.3%) of the original amount of bonds issued. Under the second fee structure, the Company charges the non-profit organization a fixed fee for the various services to be provided by the Company. The Company's policy is to allow the non-profit organization to choose between the first and second fee structures. The Company believes that the first fee structure is currently utilized by a majority of the Company's competitors.

                  The Company also receives fees for services provided as custodian for self-directed individual retirement accounts. For its services as trustee, the Company receives an annual base fee of $40 and a transaction fee of $5 per transaction for each transaction in excess of 12 per year. The Company also retains, as a portion of its fee, earnings up to 2% of the daily uninvested balance in each IRA account.

                  Camelback generates revenues based on two fee structures. The first structure represents a percentage of the fiduciary assets which Camelback holds as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter. Under the second fee structure, Camelback charges a flat annual fee based on the type of assets and services rendered. This fee varies depending on the level of investment management the customer desires. Camelback charges a flat annual fee of $500 and a fee of $25 per special asset held in the account for IRA accounts for which it serves as custodian.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


                  Camelback's results of operations are included in the condensed consolidated financial statements for the three-month period ended June 30, 1996; however, since the acquisition of Camelback did not occur until November 1, 1995, results of operations for the three-month period ended June 30, 1995 do not include Camelback's results of operations for such period.

         (c)      Computation of Net Income Per Common Share

                  Income per share included in the consolidated financial statements is based on 7,777,401 shares of Common Stock outstanding. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.


2.       Note Receivable

         On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and reborrowed.

3.       Lease Commitments

         The Company leases certain office equipment under various nonterminable lease arrangements. The Company is also party to an office lease for commercial office space formerly occupied by the Company. On March 15, 1995, the Company assigned its rights and obligations under the office lease to an unrelated third party. The Company is liable for rent and other obligations under the lease in the event the assignee defaults under the office lease. The office lease terminates on September 30, 1996.

         Camelback is party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This space currently is utilized by Camelback as a sales office. The office lease terminates on February 14, 1998.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


4.       Promissory Note
         ------------

         In connection with the acquisition of Camelback Trust Company, the Company issued a Promissory Note in the amount of $540,000. The Company holds investments available for sale of approximately $540,000 which are held as security for the Promissory Note. The Promissory Note was due on August 1, 1996, including all interest from November 1, 1995 through maturity. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996.


         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

         This Form 10-QSB may contain one or more forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's continued involvement in each of its current businesses; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, Marv Hoeflinger, the Company's Vice President of Business Development, Bud Olson, the Company's Vice President of Business Development - Personal Trust business, and Christopher J. Olson, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Olson in their business development efforts on behalf of the Company; the Company's ability to raise additional equity capital in fiscal 1997 to support the expansion of the Company's existing businesses and the potential development of new lines of business; the continuation of the Company's investment advisory agreement with Hackett Investment Advisors ("HIA") pursuant to which HIA provides investment advisory services for substantially all of the trust and investment agency accounts of the Company, and the success of HIA in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company.

Item 2.  Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

                  Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" by July 20, 1997. At June 30, 1996, the Company's total net capital was approximately $1,432,000, of which approximately $347,000 was considered liquid, compared to net capital of $1,400,000 at March 31, 1996, of which $385,000 was considered liquid. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by July 20, 1998 and liquid net capital of $500,000 by July 20, 1999. At this time, the Company has no other sources of capital or liquidity available to the Company, other than interest income earned and fees received by the Company. Management believes that net earnings from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company for the foreseeable future, although there may be no assurance in this regard. Notwithstanding the foregoing, the Company intends to attempt to raise approximately $1 million in additional equity capital during fiscal 1997. Such funds would be used to support expansion of the Company's existing businesses, to develop additional lines of business, and to satisfy the liquidity requirements imposed by the State of Arizona.

                  On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or investment agency accounts.

                  The total consideration paid by Colonial for the net assets of Camelback was $197,046. This amount included $27,646 cash (including $12,046 for Camelback's furniture and equipment) and 769,999 shares of unregistered common stock of Colonial valued at $169,400 ($.22 per share). The carrying value of Camelback's net assets approximated their fair market value at the date of acquisition, resulting in goodwill of $190,118. In connection with the Company's issuance of a $540,000 Promissory Note payable to the former shareholders of Camelback, approximately $540,000 of the Company's investments available for sale are held as security for certain Secured Debentures payable by Camelback's previous shareholder, Bootstrap Capital Corporation, Inc., to its shareholders. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996. Effective, August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and Camelback's separate existence terminated effective as of such date.

              The Company's cash and cash equivalents decreased from $217,638 on March 31, 1996 to $171,264 on June 30, 1996, while the note receivable increased from $335,544 on March 31, 1996 to $341,731 on June 30, 1996. The decrease in cash and cash equivalents and the increase in the note receivable were primarily due to the reinvestment of cash in the note receivable. The Company's property and equipment increased from $632,276 on March 31, 1996 to $637,894 on June 30, 1996. The increase was primarily due to the purchase of additional furniture, equipment and computer software.


Results of Operations - Three-Month Period Ended June 30, 1996

                  The Company reported an increase in net income for the three-month period ended June 30, 1996 compared to the comparable prior period. The Company had net income of $33,245, or $.004 per share, for the three-month period ended June 30, 1996, compared to net income of $27,461, or $.004 per share, for the three-month period ended June 30, 1995. The Company had total revenue of $406,677 for the three-month period ended June 30, 1996, compared to total revenue of $251,626 for the three-month period ended June 30, 1995.

                  The Company's bond servicing income increased to $272,283 for the three-month period ended June 30, 1996, compared to $190,159 for the three-month period ended June 30, 1995. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of June 30, 1996, the Company served as trustee for the benefit of bondholders on 342 bond offerings totaling approximately $262,000,000 in original principal amount; as of June 30, 1995, the Company was serving as trustee for the benefit of bondholders on 278 bond offerings totaling approximately $203,000,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

             Income from IRA Accounts increased to $90,487 for the three-month period ended June 30, 1996, compared to $52,971 for the three-month period ended June 30, 1995. This increase was due primarily to an increase in the number of IRA accounts serviced by the Company. As of June 30, 1996, the Company served as trustee for 4,918 self-directed Individual Retirement Accounts with total assets of approximately $79,364,265; as of June 30, 1995, the Company served as trustee for 3,491 self-directed Individual Retirement Accounts with total assets of approximately $44,662,592.

                  Fee income totaled $35,625 for the three-month period ended June 30,1996. This fee income represents Camelback's gross income from managed accounts where Camelback acts as Trustee.

                  Interest income decreased to $8,282 for the three-month period ended June 30, 1996, compared to $8,496 for the three-month period ended June 30, 1995. The decrease was primarily attributable to the overall decline in interest rates.

                  The Company's general and administrative expenses increased to $351,269 for the three-month period ended June 30, 1996, compared to $205,857 for the three-month period ended June 30, 1995. The increase was due primarily to the addition of Mr. Hoeflinger, two staff members in the Company's legal department, and one administrative staff member, as well as additional expenses involved in administering the Company's increased bond servicing business.

                  The Company's income tax rate was 40% for the three-month period ended June 30, 1996, and 40% for the three-month period ended June 30, 1995.



                           PART II. OTHER INFORMATION


Item 1:  Legal Proceedings

         None.

Item 2:  Changes in Securities

         None.

Item 3:  Default Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 5:  Other Information

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:  None.

         (b)      Reports on Form 8-K: None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     COLONIAL TRUST COMPANY

DATE: August 13, 1996                BY:John K. Johnson
     ----------------                   ---------------
                                        John K. Johnson
                                        Its: President

DATE: August 13, 1996                BY:Cecil E. Glovier
     ----------------                   ----------------
                                        Cecil E. Glovier
                                        Its: Chief Financial
                                            Officer