Form 10QSB
period 1996-09-30
COLONIAL TRUST CO /AZ
filed 1996-11-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to           .
                                   ----------    ----------

                        Commission File Number 000-18887

                             COLONIAL TRUST COMPANY
             (Exact name of registrant as specified in its charter)

           Arizona                                75-2294862
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


                                                             Page
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

SIGNATURES

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      September 30, 1996 and March 31, 1996

                                           September 30, 1996  March 31, 1996
ASSETS                                         (Unaudited)
                                               ----------       ----------
Cash and cash equivalents                      $  177,564          217,638
Investment securities                                   0          464,883
Receivables                                       129,083          110,245
Note receivable                                   348,101          335,544
Property, furniture and equipment, net            636,112          632,276
Goodwill, net                                     171,315          185,047
Other assets                                      107,662          104,751
                                               ----------       ----------
                                               $1,569,837        2,050,384
                                               ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities       $   71,031           59,808
Note payable                                            0          540,000
Income tax payable                                 16,068           35,833
Deferred income taxes                              21,322           21,322
                                               ----------       ----------
                                                  108,421          656,963

Stockholders' equity:
Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding                554,942          554,942
Additional paid-in capital                        505,347          505,347
Retained earnings                                 401,127          333,132
                                               ----------       ----------
  Total stockholders' equity                    1,461,416        1,393,421
                                               ----------       ----------

                                               $1,569,837        2,050,384
                                               ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY


           Condensed Consolidated Statements of Operations (Unaudited)


                                    Three-month periods ended     Six-month periods ended
                                          September 30,                 September 30,
                                      1996            1995           1996          1995
                                    --------        -------        -------        -------
Revenues from trust services:
  Bond servicing income             $318,969        219,766        591,477        409,924
  IRA servicing fees                  68,299         37,350        161,185         90,321
  Trust fee income                    38,852              0         72,078              0
 Interest income                       8,290          8,117         16,572         16,614
                                    --------        -------        -------        -------
Total revenue                        434,410        265,233        841,312        516,859
                                    ========        =======        =======        =======

General and administrative
  expenses                           358,054        219,585        724,434        425,441
                                    --------        -------        -------        -------

Income before income taxes            76,356         45,648        116,878         91,418
                                    --------        -------        -------        -------

Income taxes                          31,306         18,716         47,336         37,024


Net income                          $ 45,050         26,932         69,542         54,394
                                    ========        =======        =======        =======

Net income per common share         $   .006           .004           .009           .008
                                    ========        =======        =======        =======

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                           Six-month periods
                                                           ended September 30,
                                                        1996               1995
                                                      ---------          -------
Cash flows from operating activities:
  Net income                                          $  69,542           54,394
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Amortization                                           6,085               42
   Depreciation                                          26,270           21,577
   (Increase) Decrease in other
     receivables                                        (18,838)               0
   (Increase) Decrease in other assets                    3,189           (7,053)
   Decrease in accounts payable, accrued
    liabilities and income taxes                         (8,542)         (16,242)
                                                      ---------        ---------
Net cash provided by (used in)
  operating activities                                   77,706          (52,718)


Cash flows from investing activities:
  Purchase of property, furniture and equipment         (30,106)         (43,410)
  Purchase of note receivable                           (12,557)         (12,698)
  Payment of Note Payable                              (540,000)               0
  Decrease in investment securities                     464,883                0
                                                      ---------        ---------
Net cash used in investing activities                  (117,780)         (56,108)
                                                      ---------        ---------

Decrease in cash and cash equivalents                   (40,074)          (3,390)

Cash at beginning of period                             217,638          132,349
                                                      ---------        ---------
Cash at end of period                                 $ 177,564          128,959
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

               The Company serves as trustee under various bond indentures for issuers of bonds in 24 states. The issuers are primarily churches and other non-profit organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of the bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholders.

               The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

               On November 1, 1995, the Company purchased all of the issued and outstanding capital stock of Camelback Trust Company (Camelback). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or for investment agency accounts. The accompanying consolidated financial statements include the results of Camelback for the six-month period ended September 30, 1996.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements

               Effective on August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and the separate existence of Camelback terminated effective as of such date. Camelback is now called the Company's "Personal Trust Division".

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

               The Company's Personal Trust Division generates revenues based on two fee structures. The first structure represents a percentage of the fiduciary assets which are held as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter. Under the second fee structure, Colonial charges a flat annual fee based on the type of assets and services rendered. This fee varies depending on the level of investment management the customer desires. Colonial charges a flat annual fee of $500 and a fee of $25 per special asset held in the account for IRA accounts for which it serves as custodian.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


               The Personal Trust Division's results of operations are included in the condensed consolidated financial statements for the six-month period ended September 30, 1996; however, since the acquisition of Camelback did not occur until November
               1, 1995, results of operations for the six-month period ended September 30, 1995 do not include Camelback's results of operations for such period.

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

3.   Lease Commitments

     The Company leases certain office equipment under various nonterminable lease arrangements. The Company is also party to an office lease for commercial office space formerly occupied by the Company. On March 15, 1995, the Company assigned its rights and obligations under the office lease to an unrelated third party. The Company is liable for rent and other obligations under the lease in the event the assignee defaults under the office lease. The office lease terminated on September 30, 1996.

     The Company is party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This space currently is utilized by the Personal Trust Division. This office lease terminates on February 14, 1998.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements

4.   Promissory Note

     In connection with the acquisition of Camelback Trust Company, the Company issued a Promissory Note to the shareholders of Camelback in the amount of $540,000. The Company held investments available for sale of approximately $540,000 as security for the Promissory Note. The Promissory Note was due on August 1, 1996, including all interest from November 1, 1995 through maturity. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996.


     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     This Form 10-QSB may contain one or more forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued involvement in each of its current businesses; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, Marv Hoeflinger, the Company's Vice President of Business Development, Bud Olson, the Company's Vice President of Business Development - Personal Trust business, and Christopher J. Olson, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Olson in their business development efforts on behalf of the Company; the Company's ability to raise additional equity capital in fiscal 1997 to support the expansion of the Company's existing businesses and the potential development of new lines of business; the continuation of the Company's investment advisory agreement with Hackett Investment Advisors ("HIA") pursuant to which HIA provides investment advisory services for substantially all of the trust and investment agency accounts of the Company, and the success of HIA in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company.

Item 2.  Management Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

          Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" (as defined in the legislation) by July 20, 1997. At September 30, 1996, the Company's total net capital was approximately $1,467,802, of which none was considered liquid, compared to net capital of $1,400,000 at March 31, 1996, of which $385,000 was considered liquid. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by July 20, 1998 and liquid net capital of $500,000 by July 20, 1999. At this time, the Company has no other sources of capital or liquidity available to the Company, other than interest income earned and fees received by the Company. Management believes that net earnings from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company and the liquidity requirements imposed by the recently-passed legislation for the foreseeable future, although there may be no assurance in this regard. Notwithstanding the foregoing, the Company intends to attempt to raise approximately $1 million in additional equity capital during fiscal 1997. Such funds would be used to support expansion of the Company's existing businesses, to develop additional lines of business, and to satisfy the liquidity requirements imposed by the State of Arizona.

          On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or investment agency accounts.

          The total consideration paid by Colonial for the net assets of Camelback was $197,046. This amount included $27,646 cash (including $12,046 for Camelback's furniture and equipment) and 769,999 shares of unregistered common stock of Colonial valued at $169,400 ($.22 per share). The carrying value of Camelback's net assets approximated their fair market value at the date of acquisition, resulting in goodwill of $190,118. In connection with the Company's issuance of a $540,000 Promissory Note payable to the former shareholders of Camelback, approximately $540,000 of the Company's investments available for sale were held as security for certain Secured Debentures payable by Camelback's previous shareholder, Bootstrap Capital Corporation, Inc., to its shareholders. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996. Effective, August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and Camelback's separate existence terminated effective as of such date.

          The Company's cash and cash equivalents decreased from $217,638 on March 31, 1996 to $177,564 on September 30, 1996, while the note receivable increased from $335,544 on March 31, 1996 to $348,101 on September 30, 1996. The decrease in cash and cash equivalents and the increase in the note receivable were primarily due to the reinvestment of cash in the note receivable. The Company's property and equipment increased from $632,276 on March 31, 1996 to $636,112 on September 30, 1996. The increase was primarily due to the purchase of additional furniture, equipment and computer software.


Results of Operations - Three-month and Six-month Periods Ended September 30,
1996

          The Company reported increases in net income for both the three-month and six-month periods ended September 30, 1996 compared to comparable prior periods. The Company had net income of $45,050, or $.006 per share, for the three-month period ended September 30, 1996, compared to net income of $26,932, or $.004 per share, for the three-month period ended September 30, 1995. The Company had net income of $69,542, or $.009 per share, for the six-month period ended September 30, 1996, compared to net income of $54,394, or $.008 per share, for the six-month period ended September 30, 1995. The Company had total revenue of $434,410 for the three-month period ended September 30, 1996, compared to total revenue of $265,233 for the six-month period ended September 30, 1995. The Company had total revenue of $841,312 for the six-month period ended September 30, 1996, compared to total revenue of $516,859 for the six-month period ended September 30, 1995.

          The Company's bond servicing income increased to $318,969 for the three-month period ended September 30, 1996, compared to $219,766 for the three-month period ended September 30, 1995. The Company's bond servicing income increased to $591,477 for the six-month period ended September 30, 1996, compared to $409,924 for the six-month period ended September 30, 1995. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of September 30, 1996, the Company served as trustee for the benefit of bondholders on 367 bond offerings totaling approximately $283,000,000 in original principal amount; as of September 30, 1995, the Company was serving as trustee for the benefit of bondholders on 290 bond offerings totaling approximately $211,277,875 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

        Income from IRA Accounts increased to $68,299 for the three-month period ended September 30, 1996, compared to $37,350 for the three-month period ended September 30, 1995. Income from IRA Accounts increased to $161,185 for the six-month period ended September 30, 1996, compared to

$90,321 for the six-month period ended September 30, 1995. This increase was due primarily to an increase in the number of IRA accounts serviced by the Company. As of September 30, 1996, the Company served as trustee for 5,346 self-directed Individual Retirement Accounts with total assets of approximately $101,500,000; as of September 30, 1995, the Company served as trustee for 3,997 self-directed Individual Retirement Accounts with total assets of approximately $62,000,000.

          Fee income totaled $38,852 for the three-month period ended September 30,1996 and $72,078 for the six-month period ended September 30, 1996. This fee income represents the Personal Trust Division's gross income from managed accounts where Colonial acts as Trustee.

          Interest income increased to $8,290 for the three-month period ended September 30, 1996, compared to $8,117 for the three-month period ended September 30, 1995. Interest income decreased to $16,572 for the six-month period ended September 30, 1996, compared to $16,614 for the six-month period ended September 30, 1995. The fluctuations were primarily attributable to changes in interest rates.

          The Company's general and administrative expenses increased to $358,054 for the three-month period ended September 30, 1996, compared to $219,585 for the three-month period ended September 30, 1995. The Company's general and administrative expenses increased to $724,434 for the six-month period ended September 30, 1996, compared to $425,441 for the six-month period ended September 30, 1995. The increase was due primarily to the addition of Mr. Hoeflinger, two staff members in the Company's legal department, and one administrative staff member, as well as additional expenses involved in administering the Company's increased bond servicing business.

          The Company's income tax rate was 41% for both of the three-month periods ended September 30, 1996 and September 30, 1995. The Company's income tax rate was 40.5% for the both of the six-month periods ended September 30, 1996 and September 30, 1995.


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
                                     COLONIAL TRUST COMPANY

DATE: November 13, 1996              BY:John K. Johnson
     ----------------------             ------------------------
                                        John K. Johnson
                                        Its: President

DATE: November 13, 1996              BY:Cecil E. Glovier
     ----------------------             ------------------------
                                        Cecil E. Glovier
                                        Its: Chief Financial
                                        Officer