Form 10QSB
period 1996-12-31
COLONIAL TRUST CO /AZ
filed 1997-02-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to__________.

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

                    Yes ___          No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
7,777,401

Transitional Small Business Disclosure Format (check one):

                    Yes              No  X
                        ---             ---

                             COLONIAL TRUST COMPANY

                                      INDEX


                                                             Page
                                                             ----
Part I.   Financial Information:

          Item 1:   Financial Statements                       4

                    Condensed Balance Sheets                   4

                    Condensed Statements of Operations         5

                    Condensed Statements of Cash Flows         6

                    Notes to Condensed Financial Statements    7

          Item 2.   Management Discussion and Analysis or
                    Plan of Operation                         11

Part II.  Other Information

          Item 1:   Legal Proceedings                         14

          Item 2:   Changes in Securities                     14

          Item 3:   Default Upon Senior Securities            14

          Item 4:   Submission of Matters to a Vote of
                    Security Holders                          14

          Item 5:   Other Information                         14

          Item 6:   Exhibits and Reports on Form 8-K          14

SIGNATURES

          Item 7:   Exhibit 11 - Schedule of Computation
                    Of Earnings Per Share                     15

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                            Condensed Balance Sheets
                      December 31, 1996 and March 31, 1996

                                                  December 31, 1996      March 31, 1996
ASSETS                                              (Unaudited)
                                                    ----------           --------------
Cash and cash equivalents                           $  190,708              217,638
Investment securities                                        0              464,883
Receivables                                            145,821              110,245
Note receivable                                        354,591              335,544
Property, furniture and equipment, net                 678,809              632,276
Goodwill, net                                          168,272              185,047
Other assets                                           100,992              104,751
                                                    ----------            ---------
                                                    $1,639,193            2,050,384
                                                    ==========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities            $  108,224               59,808
Note payable                                                 0              540,000
Income tax payable                                      14,745               35,833
Deferred income taxes                                   21,322               21,322
                                                    ----------            ---------
                                                       144,291              656,963

Stockholders' equity:
Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding                     554,942              554,942
Additional paid-in capital                             505,347              505,347
Retained earnings                                      434,613              333,132
                                                    ----------            ---------
  Total stockholders' equity                         1,494,902            1,393,421
                                                    ----------            ---------

                                                    $1,639,193            2,050,384
                                                    ==========            =========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY


                 Condensed Statements of Operations (Unaudited)


                                 Three-month periods ended    Nine-month periods ended
                                       December 31,                   December 31,
                                    1996        1995               1996        1995
                                    ----        ----               ----        ----
Revenues from trust services:
  Bond servicing income          $ 314,460     227,274            905,937     637,198
  IRA servicing fees                69,565      37,536            230,750     127,857
  Trust fee income                  53,353      31,991            125,431      31,991
 Interest income                     8,907       7,896             25,479      24,510
                                 ---------   ---------          ---------   ---------
Total revenue                      446,285     304,697          1,287,597     821,556
                                 =========   =========          =========   =========

General and administrative
  expenses                         390,085     246,651          1,114,519     672,092
                                 ---------   ---------          ---------   ---------

Income before income taxes          56,200      58,046            173,078     149,464

Income taxes                        22,715      23,509             70,051      60,533
                                 ---------   ---------          ---------   ---------

Net income                       $  33,485      34,537            103,027      88,931
                                 =========   =========          =========   =========

Net income per common share      $    .004        .004              .013         .012
                                 =========   =========          =========   =========

See accompanying notes to condensed financial statements and Exhibit 11.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)



                                                      Nine-month periods
                                                      ended December 31,
                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
  Net income                                       $ 103,027       88,931
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Amortization                                        9,127        2,364
   Depreciation                                       41,403       33,612
   Increase in other receivables                     (35,576)           0
   (Increase) Decrease in other assets                 9,861      (14,536)
   Increase in accounts payable, accrued
     liabilities and income taxes                     27,328       18,495
                                                    --------     --------
Net cash provided by operating
  activities                                         155,170      128,866


Cash flows from investing activities:
  Purchase of property, furniture and equipment      (87,936)     (43,527)
  Purchase of note receivable                        (19,047)     (19,066)
  Payment of note payable                           (540,000)           0
  Decrease in investment securities                  464,883            0
  Net cash paid for acquistion                             0      (15,600)
                                                   ---------    --------
Net cash used in investing activities               (182,100)     (78,193)
                                                   ---------    --------

Increase (Decrease) in cash and
  cash equivalents                                   (26,930)      50,673

Cash at beginning of period                          217,638      132,349
                                                    --------     --------
Cash at end of period                              $ 190,708      183,022
                                                    ========     ========

 See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY


                     Notes to Condensed Financial Statements

     1.   Significant Accounting Policies

          In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's 1996 Annual Report on Form 10-KSB.

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

               On November 1, 1995, the Company purchased all of the issued and outstanding capital stock of Camelback Trust Company (Camelback). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or for investment agency accounts. The accompanying consolidated financial statements include the results of Camelback for the nine-month period ended December 31, 1996.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

               Effective on August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and the separate existence of Camelback terminated effective as of such date. Camelback now operates as the Company's "Personal Trust Division".

          (b)  Revenue Recognition

               The Company is compensated for its services as escrow agent, paying agent and transfer agent as follows. For its services as escrow agent, the Company is compensated under one of two fee options. Under the first fee option, the Company is paid a one-time set-up fee equal to .1% of the original amount of the bonds issued, and also is paid an amount equal to 2.5% per annum of the daily undisbursed balance of the bonds. This fee is paid monthly. Under the second fee option, the Company charges the non-profit organizatin a fixed fee for the various services to be provided by the Company. The Company's policy is to allow the non-profit organization to choose between the first and second fee options. The Company believes that the first fee option is currently utilized by a majority of the Company's competitors.

               For its services as paying agent and transfer agent, the Company is compensated under one of two fee options. Under the first fee option, the Company is paid an annual fixed fee equal to .3% of the principal amount of the bonds issued. Under the second fee option, the Company retains all interst earned form the investment of the sinking fund balances under the bond issue, subject to a minimum charge (paid monthly) equal to .4% of the sinking fund balances per annum. Under the second fee option, the Company is also paid a weekly fee equal to a percentage of the original amount of the bonds issued; this weekly fee equals .00001 of the principal amount of the bonds issued.

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

                             COLONIAL TRUST COMPANY

                  Notes to Condensed Financial Statements

               The Company's Personal Trust Division generates revenues based on two fee structures. The first structure represents a percentage of the fiduciary assets which are held as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter. Under the second fee structure, the Company charges a flat annual fee based on the type of assets and services rendered. This fee varies depending on the level of investment management the customer desires. The Company charges a flat annual fee of $500 and a fee of $25 per special asset held in the account for IRA accounts for which it serves as custodian.

               The Personal Trust Division's results of operations are included in the condensed financial statements for the nine-month period ended December 31, 1996; however, since the acquisition of Camelback did not occur until November 1,1995,results of operations for the nine-month period ended December 31, 1995 only include Camelback's results of operations for November and December, 1995.

          (c)  Computation of Net Income Per Common Share

               Income per share included in the financial statements is based on 7,777,401 shares of Common Stock outstanding. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.


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

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     This Form 10-QSB may contain one or more forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued involvement in each of its current businesses; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, Marv Hoeflinger, the Company's Vice President of Business Development, Bud Olson, the Company's Vice President of Business Development - Personal Trust business, and Christopher J. Olson, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company; the Company's ability to raise additional equity capital in fiscal 1997 to support the expansion of the Company's existing businesses and the potential development of new lines of business; the Company's continuation or termination of its Bond Purchase Program; the Company's success in generating additional business from the Bond Purchase Program, if continued, and the Company's success in being repaid on the bonds it purchases or the loans it makes under such Program; the continuation of the Company's investment advisory agreement with Hackett Investment Advisors ("HIA"), pursuant to which HIA provides investment advisory services for substantially all of the trust and investment agency accounts of the Company, and the success of HIA in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" (as defined in the legislation) by July 20, 1997. At December 31, 1996, the Company's total net capital was approximately $1,494,902, of which none was considered liquid, compared to net capital of approximately $1,400,000 at March 31, 1996, of which $385,000 was considered liquid. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by July 20, 1998 and liquid net capital of $500,000 by July 20, 1999. At this time, the Company has no other sources of capital or liquidity available to the Company, other than interest income earned and fees received by the Company. Management believes that net income from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company and the liquidity requirements imposed by the recently-passed legislation for the foreseeable future, although there may be no assurance in this regard. Notwithstanding the foregoing, the Company intends to attempt to raise approximately $1 million in additional equity capital during fiscal 1997. Such funds would be used to satisfy the liquidity requirements imposed by the State of Arizona, to support expansion of the Company's existing businesses, to develop additional lines of business.

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

The Company's cash and cash equivalents decreased from $217,638 on March 31, 1996 to $190,708 on December 31, 1996, while the note receivable increased from $335,544 on March 31, 1996 to $354,591 on December 31, 1996. The decrease in cash and cash equivalents and the increase in the note receivable were primarily due to the reinvestment of cash in the note receivable. The Company's property and equipment increased from $632,276 on March 31, 1996 to $678,809 on December 31, 1996. The increase was primarily due to the purchase of additional furniture, equipment and computer software.


Results of Operations - Three-month and Nine-month Periods Ended December 31,
1996

The Company reported an increase in net income for the nine-month period and a decrease in the three-month period ended December 31, 1996 compared to comparable prior periods. The Company had net income of $33,485, or $.004 per share, for the three-month period ended December 31, 1996, compared to net income of $34,537, or $.004 per share, for the three-month period ended December 31, 1995. The Company had net income of $103,027, or $.013 per share, for the nine-month period ended December 31, 1996, compared to net income of $88,931, or $.012 per share, for the nine-month period ended December 31, 1995.

The Company had total revenue of $446,285 for the three-month period ended December 31, 1996, compared to total revenue of $304,697 for the nine-month period ended December 31, 1995. The Company had total revenue of $1,287,597 for the nine-month period ended December 31, 1996, compared to total revenue of $821,556 for the nine-month period ended December 31, 1995.

The Company's bond servicing income increased to $314,460 for the three-month period ended December 31, 1996, compared to $227,274 for the three-month period ended December 31, 1995. The Company's bond servicing income increased to $905,937 for the nine-month period ended December 31, 1996, compared to $637,198 for the nine-month period ended December 31, 1995. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of December 31, 1996, the Company served as trustee for the benefit of bondholders on 386 bond offerings totaling approximately $308,334,000 in original principal amount; as of December 31, 1995, the Company was serving as trustee for the benefit of bondholders on 308 bond offerings totaling approximately $227,000,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

Income from IRA Accounts increased to $69,565 for the three-month period ended December 31, 1996, compared to $37,536 for the three-month period ended December 31, 1995. Income from IRA accounts increased to $230,750 for the nine-month period ended December 31, 1996, compared to $127,857 for the nine-month period ended December 31, 1995. This increase was due primarily to an increase in the number of IRA accounts serviced by the Company. As of December 31, 1996, the Company served as trustee for 5,668 self-directed IRA accounts with total assets of approximately $113,500,000; as of December 31, 1995, the Company served as trustee for 4,245 self-directed Individual Retirement Accounts with total assets of approximately $65,500,000.

Fee income totaled $53,353 for the three-month period ended December 31,1996 and $125,431 for the nine-month period ended December 31, 1996. This fee income represents the Personal Trust Division's gross income from managed accounts where Colonial acts as Trustee.

Interest income increased to $8,907 for the three-month period ended December 31, 1996, compared to $7,896 for the three-month period ended December 31, 1995. Interest income increased to $25,479 for the nine-month period ended December 31, 1996, compared to $24,510 for the nine-month period ended December 31, 1995. The fluctuations were primarily attributable to changes in interest rates.

The Company's general and administrative expenses increased to $390,085 for the three-month period ended December 31, 1996, compared to $246,651 for the three-month period ended December 31, 1995. The Company's general and administrative expenses increased to $1,114,519 for the nine-month period ended December 31, 1996, compared to $672,092 for the nine-month period ended December 31, 1995. The increases were due primarily to the addition of Mr. Hoeflinger, two staff members in the Company's legal department, and one administrative staff member, as well as additional expenses involved in administering the Company's increased bond servicing business, and purchase of a new computer system to be used in the Company's bond servicing business.

The Company's income tax rate was 40.5% for both of the three-month periods ended December 31, 1996 and December 31, 1995. The Company's income tax rate was 40.5% for the both of the nine-month periods ended December 31, 1996 and December 31, 1995.

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

DATE: February 12, 1997               BY:John K. Johnson
                                         -------------------------------
                                        John K. Johnson
                                        Its: President

DATE: February 12, 1997               BY:Cecil E. Glovier
                                         -------------------------------
                                        Cecil E. Glovier
                                        Its: Chief Financial
                                        Officer

Item 7:   Exhibit 11 - Schedule of Computation of Earnings Per Share


Formula: Net Income/Weighted Average Shares Outstanding=Net Income per Common Share


Three-month period ended:

December 31, 1995   $34,537 / 7,520,735 shares = $.004 Net Income per
                    Common Share

December 31, 1996   $33,485 / 7,777,401 shares = $.004 Net Income per
                    Common Share


Nine-month period ended:

December 31, 1995   $88,931 / 7,178,513 shares = $.012 Net Income per
                    Common Share

December 31, 1996   $103,027 / 7,777,401 shares = $.013 Net Income per
                    Common Share