Form 10QSB/A
period 1995-09-30
COLONIAL TRUST CO /AZ
filed 1997-03-28
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended September 30, 1995

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the transition period from __________to___________.

                        Commission File Number 000-18887

                             COLONIAL TRUST COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)

       Arizona                                                75-2294862
       -------                                                ----------
(State of Incorporation)                            (IRS Employer Identification
                                                                Number)

                             5336 North 19th Avenue
                             Phoenix, Arizona 85015
                             ----------------------
                    (Address of principal executive offices)

                                  602-242-5507
                         (Registrant's telephone number)

                                      NONE
                                      ----
      (Former name, address and fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -----      -----
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                  Yes        No
                                     -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,007,402

     Transitional Small Business Disclosure Format (check one):

                                 Yes         No  X
                                    -----      -----

                             COLONIAL TRUST COMPANY

                                      INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information:

         Item 1:  Financial Statements                                        4

                  Condensed Balance Sheets                                    4

                  Condensed Statements of Operations                          5

                  Condensed Statements of Cash Flows                          6

                  Notes to Condensed Financial Statements                     7

         Item 2.  Management's Discussion and Analysis or Plan of Operation  11

Part II. Other Information

         Item 1:  Legal Proceedings                                          14

         Item 2:  Changes in Securities                                      14

         Item 3:  Default Upon Senior Securities                             14

         Item 4:  Submission of Matters to a Vote of Security Holders        14

         Item 5:  Other Information                                          14

         Item 6:  Exhibits and Reports on Form 8-K                           14

SIGNATURES

                             COLONIAL TRUST COMPANY
                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                      September 30, 1995 and March 31, 1995


                                            September 30, 1995    March 31, 1995
       ASSETS                                  (Unaudited)
                                            ------------------    --------------
Cash and cash equivalents                      $  128,959             132,349
Note receivable                                   322,960             310,262
Property, furniture and equipment, net            630,222             608,390
Other assets                                      106,861              99,807
                                               ----------           ---------
                                               $1,189,002           1,150,808
                                               ==========           =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and
  accrued liabilities                          $   26,708              26,479
Income taxes payable                                9,058              23,836
Deferred income taxes                              17,742              19,434
                                               ----------           ---------
                                                   53,508              69,749
Stockholders' equity:
  Common stock, no par value;
  10,000,000 shares authorized,
  7,007,402 issued and outstanding                500,000             500,000
Additional paid-in capital                        390,889             390,889
Retained earnings                                 244,605             190,170
                                               ----------           ---------
  Total stockholders' equity                    1,135,494           1,081,059
                                               ----------           ---------
                                               $1,189,002           1,150,808
                                               ==========           =========


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Operations (Unaudited)




                            Three-month periods ended    Six-month periods ended
                                   September 30,               September 30,
                                 1995        1994            1995        1994
                               --------     -------        -------     -------
Revenues from trust services:
  Bond servicing income       $219,766     146,089         409,924     275,296
  IRA servicing fees            37,350      16,708          90,321      56,436
  Interest income                8,117      13,168          16,614      25,320
                              --------     -------         -------     -------
Total revenue                  265,233     175,965         516,859     357,052
                              ========     =======         =======     =======
General and administrative
  expenses                     219,585     126,497         425,441     248,493
                              --------     -------         -------     -------

Income before income taxes      45,648      49,468          91,418     108,559
                              --------     -------         -------     -------

Income taxes                    18,716      20,505          37,024      34,864

Net income                    $ 26,932      28,963          54,394      73,695
                              ========     =======         =======     =======

Net income per common share   $   .004        .004            .008        .011
                              ========     =======         =======     =======



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)


                                                    Six-month periods
                                                   ended September 30,
                                                   1995           1994
                                                 --------       -------
Cash flows from operating activities:
  Net income                                     $ 54,394        73,695

  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and Amortization                   21,619        16,293
   Decrease in other assets                        (7,053)       (2,190)
   Increase (decrease) in accounts payable,
    accrued liabilities and taxes payable         (16,242)      (31,508)
                                                 --------     ---------
Net cash provided by operating activities          52,718        56,290



Cash flows from investing activities:
  Sale of furniture & equipment                   (43,410)       (7,719)
    Repayment (purchase) of note receivable       (12,698)      129,583
  Increase in trust obligations                         0     1,333,005
                                                 --------     ---------
Net cash provided by (used in)
investing activities                              (56,108)    1,454,869
                                                 --------     ---------

Increase (decrease) in cash
and cash equivalents                               (3,390)    1,511,159

Cash and cash equivalents at beginning
of period                                         132,349       701,658
                                                 --------     ---------
Cash and cash equivalents at
end of period                                    $128,959     2,212,817
                                                 ========     =========


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


1.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Nature of Business

          Colonial Trust Company (the Company) was incorporated on August 15, 1989 in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona, is regulated by the Arizona State Banking Department, and its Common Stock is registered under the Securities Exchange Act of 1934.

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

     (b)  Revenue Recognition

          Under the trust indentures with organizations issuing bonds, the Company, for its services, principally earns revenues based on three fee structures. The first fee structure allows the Company to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and printing costs during the first year. Additionally, an annual maintenance fee is required each succeeding year. The third fee structure entitles the Company to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issuance.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


          The Company also receives fees for services provided as custodian for self-directed individual retirement accounts.

          The profitability of the Company is dependent upon the ability of investment bankers to originate bond programs for which the Company serves as trustee.

     (c)  Cash Equivalents

          The Company considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents.

     (d)  Property and Equipment

          Property and equipment is recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is recorded on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. The Company's building is depreciated over
          39.5 years using the straight-line method.

     (e)  Organizational Costs

          Certain costs incurred in the organization of the Company have been capitalized. These costs are being amortized using the straight-line method over five years.

     (f)  Income Taxes

          In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferred method of accounting for income taxes of APB 11 to the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


          years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Effective April 1, 1993, the Company adopted Statement 109. There was no significant cumulative effect on the financial position of the Company resulting from this change in accounting for income taxes.

     (g)  Computation of Net Income Per Common Share

          Income per share included in the financial statements is based on 7,007,402 shares of Common Stock outstanding. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.

2.   NOTE RECEIVABLE

     On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and reborrowed.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                          September 30, 1995     March 31, 1995
                                          ------------------     --------------
     Land                                       $157,241            157,241
     Building                                    375,991            366,897
     Furniture                                    54,476             42,188
     Equipment                                   164,058            142,031
                                                --------            -------
                                                 751,766            708,357
     Less accumulated depreciation               121,544             99,967
                                                --------            -------
                                                $630,222            608,390
                                                ========            =======

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


4.   LEASE COMMITMENTS

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

5.   INCOME TAXES

     As discussed in Note 1, the Company adopted Statement 109 as of April 1, 1993. There was no significant cumulative effect of that change in the method of accounting for income taxes.

6.   TRANSACTIONS WITH RELATED PARTIES

     Other assets includes $5,000 due from an employee at September 30, 1995 and March 31, 1995, respectively. The amount due the Company bears interest at 6.5%.

7.   CONTINGENCIES

     The Company is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a materially adverse effect on the Company's financial position. Therefore, no provision has been made in the accompanying financial statements for losses, if any, that might result from these matters.

                             COLONIAL TRUST COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     Under Arizona law, the Company must at all times have net capital of at least $500,000. Therefore, its liquidity needs must be met by the capital of the Company which is in excess of the net capital requirements. At this time, there are no other sources of capital or liquidity available to the Company, other than income earned and received by the Company. There are no plans, at this time, for the Company to borrow or attempt to borrow funds or to issue any additional capital stock in order to raise cash or capital. Management believes that income from future operations together with existing liquidity and capital resources of the Company will be sufficient to meet the needs of the Company, and that existing capital would be sufficient even in the event of a loss from operations for several months, although there may be no assurance in either regard.

     During the six-month period ended September 30, 1995, the Company's note receivable increased from $310,262 on March 31, 1995 to $322,960 on September 30, 1995. The increase in the note receivable was primarily attributable to the reinvestment of retained earnings in the note receivable. The Company's property and equipment increased from $608,390 on March 31, 1995 to $630,222 on September 30, 1995. The increase was primarily due to the purchase of additional furniture, equipment and computer software used by additional staff hired by the Company

     Management does not anticipate any major, extraordinary needs for capital resources. The Company's present staffing and equipment should be sufficient to meet its immediate needs. Any increases in such staffing or equipment would only be as a result of increases in business, which increased business should generate sufficient income from which to make any additional required expenditures.

RESULTS OF OPERATIONS-THREE-MONTH AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 1995

     The Company reported decreases in net income for both the three-month and six-month periods ended September 30, 1995 compared to comparable prior periods. The Company had net income of $28,804, or $.004 per share, for the three-month period ended September 30, 1995, compared to net income of 28,963, or $.004 per share, for the three-month period ended September 30, 1994. The Company recognized net income of $63,452, or $.009 per share, for the six-month period ended September 30, 1995, compared to net income of $73,695, or $.011 per share, for the six-month period ended September 30, 1994. The Company had total revenue of $265,233 for the three-month period ended September 30, 1995, compared to total revenue of $175,965 for the three-month period ended September 30, 1994. The Company had total revenue of $516,859 for the six-month period ended September 30, 1995, compared to total revenue of $357,052 for the six-month period ended September 30, 1994.

     The  Company's  bond  servicing   income  increased  to  $219,766  for  the
three-month period ended September 30, 1995, compared to $146,089 for the three-month period ended September 30, 1994. The Company's bond servicing income increased to $409,924 for the six-month period ended September 30, 1995, compared to $275,296 for the six-month period ended September 30, 1994. The increases were primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of September 30, 1995, the Company was serving as trustee for the benefit of bondholders on 290 bond offerings totaling approximately $211,277,875 in original principal amount, compared to September 30, 1994, when the Company was serving as trustee for the benefit of bondholders on 215 bond offerings totaling approximately 156,000,000 in original principal amount. Income from the Company's Individual Retirement Accounts increased to $37,350 for the three-month period ended
September  30,  1995,  compared  to $16,708  for the  three-month  period  ended
September 30, 1994. Individual Retirement Account income increased to $90,321 for the six-month period ended September 30, 1995, compared to $56,436 for the six-month period ended September 30, 1994. This increase was due primarily to an increase in the number of IRA accounts serviced by the Company. As of September 30, 1995, the Company was serving as trustee for 3,997 self-directed Individual Retirement Accounts with total assets of approximately $62,000,000, compared to September 30, 1994, when the Company was serving as trustee for 1,984 self-directed Individual Retirement Accounts with total assets of approximately $27,000,000. Interest income decreased to $8,117 for the three-month period ended September 30, 1995, compared to $13,168 for the three-month period ended September 30, 1994. Interest income decreased to $16,614 for the six-month period ended September 30, 1995, compared to 25,320 for the six-month period ended September 30, 1994. The decreases were primarily attributable to the reduction of cash and cash equivalents as a result of the Company's cash purchase of an office building on March 15, 1995, which serves as the Company's executive offices.

     General and administrative expenses increased to $219,585 for the three-month period ended September 30, 1995, compared to $126,497 for the three-month period ended September 30, 1994. General and administrative expenses increased to $425,441 for the six-month period ended September 30, 1995, compared to $248,493 for the comparable prior period. These increases were due primarily to the addition of seven staff members and additional expenses related to the purchase of the office building.

     The Company's income tax rate was 41% and 40.5% for the three-month and six-month periods ended September 30, 1995, compared to 41% and 32% for the three-month and six-month periods ended September 30, 1994. These decreases were due to the Company's decreased net income and the tax requirements related to such decreases.

                             COLONIAL TRUST COMPANY

                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        None.

ITEM 2: CHANGES IN SECURITIES

        None.

ITEM 3: DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5: OTHER INFORMATION

        None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

        (a)  Exhibits:  None.

        (b)  Reports on Form 8-K:

        On November 3, 1995, the Company completed its acquisition of Camelback Trust Company ("Camelback"), an Arizona corporation headquartered in Scottsdale, Arizona which serves as trustee for individual and corporate accounts, pursuant to the terms of a Stock Purchase Agreement dated October 13, 1995 between the Company and Camelback. The Company filed a Current Report on Form 8-K dated November 6, 1995 in regards to the Camelback acquisition. The Company intends to file an amendment to such Form 8-K to include the financial statements and other financial information required by Form 8-K at the earliest date such financial statements and other financial information become available, or in any event on or before January 16, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COLONIAL TRUST COMPANY

DATE: March 26, 1997                  BY: /s/ John K. Johnson
      --------------                     ----------------------------------
                                         John K. Johnson
                                         Its: President (Principal
                                              Executive Officer)

DATE: March 26, 1997                  BY: /s/ Cecil E. Glovier
      --------------                     ----------------------------------
                                         Cecil E. Glovier
                                         Its: Chief Financial Officer
                                             (Principal Accounting Officer)