Form 10QSB/A
period 1995-12-31
COLONIAL TRUST CO /AZ
filed 1997-03-28
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB-A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended December 31, 1995

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

                                  602-242-5507
                                  ------------
                         (Registrant's telephone number)

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

                                 Yes  X    No
                                    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,777,401 as of January 31, 1996.

     Transitional Small Business Disclosure Format (check one):

                                 Yes  X    No
                                    -----    -----

                             COLONIAL TRUST COMPANY

                                      INDEX


                                                                            Page
                                                                            ----
Part I.   Financial Information:

          Item 1:  Consolidated Financial Statements                           4

                   Condensed Consolidated Balance Sheet                        4

                   Condensed Consolidated Statement of Operations              5

                   Condensed Consolidated Statement of Cash Flows              6

                   Notes to Condensed Consolidated Financial Statements        7

          Item 2:  Management's Discussion and Analysis or Plan of Operation  10

Part II.  Other Information

          Item 1:  Legal Proceedings                                          13

          Item 2:  Changes in Securities                                      13

          Item 3:  Default Upon Senior Securities                             13

          Item 4:  Submission of Matters to a Vote of Security Holders        13

          Item 5:  Other Information                                          13

          Item 6:  Exhibits and Reports on Form 8-K                           13


SIGNATURES

                             COLONIAL TRUST COMPANY
                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                      Condensed Consolidated Balance Sheets
                      December 31, 1995 and March 31, 1995


                                            December 31, 1995     March 31, 1995
           ASSETS                             (Unaudited)
                                            -----------------     --------------
Cash and cash equivalents                     $  183,022              132,349
Notes receivable                                 329,398              310,262
Property and equipment, net                      640,153              608,390
Investments available for sale                   470,277
Other assets                                     348,550               99,807
                                              ----------            ---------
                                              $1,971,400            1,150,808
                                              ==========            =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and
  accrued liabilities                         $   52,719               26,479
Notes payable                                    540,000
Income taxes payable                              16,091               23,836
Deferred income tax                               19,434               19,434
                                              ----------            ---------
                                                 628,244               69,749

Stockholders' equity:
  Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding               669,400              500,000
Additional paid-in capital                       390,889              390,889
Retained earnings                                279,142              190,170
Unrealized gain                                    3,725
                                              ----------            ---------
  Total stockholders' equity                   1,343,156            1,081,059
                                              ----------            ---------
                                              $1,971,400            1,150,808
                                              ==========            =========


See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

           Condensed Consolidated Statements of Operations (Unaudited)


                            Three-month periods ended   Nine-month periods ended
                                   December 31,               December 31,
                                  1995        1994          1995        1994
                                --------    --------      --------    --------

Revenues from trust services:
  Bond servicing income         $227,274    143,978       637,198      419,275
  IRA servicing fees              37,536     24,232       127,857       80,667
  Fee income                      31,991                   31,991
  Interest income                  7,896     15,182        24,510       40,502
                                --------   --------      --------     --------
                                 304,697    183,392       821,556      540,444
                                ========   ========      ========     ========
General and administrative
  expenses                       246,651    134,962       672,092      383,455
                               ---------    -------      --------     --------

Income before income taxes        58,046     48,430       149,464      156,989
                               ---------    -------      --------     --------

Income taxes                      23,509     23,443        60,533       58,307
                               ---------    -------      --------     --------

Net income                     $  34,537     24,987        88,931       98,682
                               =========    =======      ========     ========

Net income per common share    $    .004       .004          .012         .014
                               =========    =======      ========     ========



See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                          Nine-month periods
                                                          ended December 31,
                                                           1995        1994
                                                        ---------    --------
Cash flows from operating activities:
  Net income                                            $ 88,931      98,682
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and Amortization                          35,976      25,153
   Increase in other assets                              (14,536)    (27,798)
   Increase (decrease) in accounts payable,
    accrued liabilities and taxes payable                 18,495      (5,762)
                                                        --------     -------
Net cash provided by operating activities                128,866      90,275

Cash flows from investing activities:
  Purchase of furniture & equipment                      (43,527)    (21,251)
  Increase of notes receivable                           (19,066)    118,098
  Increase in trust obligations                          (26,547)
  Net cash paid for acquisition                          (15,600)
                                                        --------     -------
Net cash provided by (used in)
  investing activities                                   (78,193)     70,300
                                                        --------     -------

Increase in cash and
  cash equivalents                                        50,673     160,575

Cash and cash equivalents at beginning
  of period                                              132,349     701,658
                                                        --------     -------
Cash and cash equivalents at
  end of period                                         $183,022     862,233
                                                        ========     =======


See accompanying notes to condensed consolidated financial statements.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements

1.   SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's 1995 annual report on Form 10-KSB.

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

          On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust, or investment agency accounts. The accompanying consolidated financial statements include the results of Camelback from November 1, 1995.

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


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

          Camelback earns revenue based on a two-fee structure. The first structure is established as a percentage of the fiduciary assets which the company holds as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the quarter's end fair market value of the supporting fiduciary assets. The second fee structure relates to an annual fee which is set up to cover the maintenance of fiduciary assets which Camelback holds in both trust and self-directed IRA accounts.

     (c)  Computation of Net Income Per Common Share

          Income per share included in the consolidated financial statements is based on 7,777,401 shares of Common Stock outstanding. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.

(2)  NOTE RECEIVABLE

     On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time

                             COLONIAL TRUST COMPANY

              Notes to Condensed Consolidated Financial Statements


to time may be prepaid and reborrowed. The balance owing on the Master Note was $310,262 and $329,398 on March 31 and December 31, 1995, respectively.

(3)  LEASE COMMITMENTS

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

                             COLONIAL TRUST COMPANY


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     Under Arizona law, the Company must at all times have net capital of at least $500,000. Therefore, its liquidity needs must be met by the capital of the Company which is in excess of the net capital requirements. At this time, there are no other sources of capital or liquidity available to the Company, other than income earned and received by the Company. The Company is considering attempting to raise additional cash through a stock offering, although the Company has not presently committed to doing so. Management believes that income from future operations together with existing liquidity and capital resources will be sufficient to meet the needs of the Company for the foreseeable future, although there may be no assurance in this regard.

     On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company (Camelback). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust, or investment agency accounts.

     The total consideration paid by Colonial for the net assets of Camelback was $197,046. This amount included $27,646 cash (including $12,046 for Camelback's furniture and equipment) and 769,999 shares of unregistered common stock of Colonial valued at $169,400 ($.22 per share). The carrying value of Camelback's net assets approximated their fair market value at the date of acquisition resulting in goodwill of $182,908. In connection with the Company's issuance of a $540,000 note payable, approximately $540,000 of investments available for sale are held as security for certain Secured Debentures payable by Camelback's previous sole shareholder, Bootstrap Capital Corporation, Inc., to its shareholders. The note payable is due in full on August 1, 1996, including all interest from November 1, 1995 through maturity.

     The Company's Cash and Cash Equivalents increased from $132,349 on March 31, 1995 to $183,022 on December 31, 1995. The Investments Available for Sale increase from $0 on March 31, 1995 to $470,277 on December 31, 1995, while the Note Payable increased from $0 on March 31, 1995 to $540,000 on December 31, 1995. The increase in the Cash and Cash Equivalents, the increase in the Investments Available for Sale and the Note Payable were primarily attributable to the acquisition of Camelback.

RESULTS OF OPERATIONS-THREE-MONTH AND NINE-MONTH PERIODS ENDED DECEMBER 31, 1995

     The Company reported an increase in net income for the three-month period and a decrease in net income for the nine-month period ended December 31, 1995 compared to the comparable prior periods. The Company had net income of $32,569, or $.004 per share, for the three-month period ended December 31, 1995, compared to net income of $24,987, or $.004 per share, for the three-month period ended December 31, 1994. The Company recognized net income of $96,021, or $.012 per share, for the nine-month period ended December 31, 1995, compared to net income of $98,682, or $.014 per share, for the nine-month period ended December 31, 1994. The Company had total revenue of $304,697 for the three-month period ended December 31, 1995, compared to total revenue of $183,392 for the three-month period ended December 31, 1994. The Company had total revenue of $821,556 for the nine-month period ended December 31, 1995, compared to total revenue of $540,444 for the nine-month period ended December 31, 1994.

     The Company's bond servicing income increased to $227,274 for the three-month period ended December 31, 1995, compared to $143,978 for the three-month period ended December 31, 1994. The Company's bond servicing income increased to $637,198 for the nine-month period ended December 31, 1995, compared to $419,275 for the nine-month period ended December 31, 1994. The increases were primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of December 31, 1995, the Company was serving as trustee for the benefit of bondholders on 308 bond offerings totaling approximately $227,000,000 in original principal; as of December 31, 1994, the Company was serving as trustee for the benefit of bondholders on 233 bond offerings totaling approximately $169,000,000 in original principal amount.

     Income from IRA Accounts increased to $37,536 for the three-month period ended December 31, 1995, compared to $24,232 for the three-month period ended December 31, 1994. IRA Account income increased to $127,857 for the nine-month period ended December 31, 1995, compared to $80,667 for the nine-month period ended December 31, 1994. This increase was due primarily to an increase in the number of IRA accounts serviced by the Company. As of December 31, 1995, the Company was serving as trustee for 4,245 self-directed Individual Retirement Accounts with total assets of approximately $65,500,000; as of December 31, 1994, the Company was serving as trustee for 2,163 self-directed Individual Retirement Accounts with total assets of approximately $29,000,000.

     Fee income for the three-month and nine-month periods totaled 31,991. The fee income represents Camelback's revenues for the period November 1, 1995 to December 31, 1995. Interest income decreased to $7,896 for the three-month period ended December 31, 1995, compared to $15,182 for the three-month period ended December 31, 1994.

     Interest income decreased to $24,510 for the nine-month period ended December 31, 1995, compared to $40,502 for the nine-month period ended December 31, 1994. The decreases were primarily attributable to the reduction of cash and cash equivalents as a result of the Company's cash purchase of an office building on March 15, 1995, which serves as the Company's executive offices.

     General and administrative expenses increased to $246,651 for the three-month period ended December 31, 1995, compared to $134,962 for the three-month period ended December 31, 1994. General and administrative expenses increased to $672,092 for the nine-month period ended December 31, 1995, compared to $383,455 for the comparable prior period. These increases were due primarily to the addition of nine staff members and additional expenses related to the purchase of the office building.

     The Company's income tax rate was 40.5% for the three-month and nine-month periods ended December 31, 1995, compared to 48% and 37% for the three-month and nine-month periods ended December 31, 1994.

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

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits:  None.

         (b)  Reports on Form 8-K:

         On November 1, 1995, the Company completed its acquisition of Camelback Trust Company ("Camelback"), an Arizona corporation headquartered in Scottsdale, Arizona which serves as trustee for individual and corporate accounts, pursuant to the terms of a Stock Purchase Agreement dated October 13, 1995 between the Company and Camelback. The Company filed a Current Report on Form 8-K dated November 6, 1995 in regards to the Camelback acquisition. On January 13, 1996, the Company filed an amendment to such Form 8-K which included the financial statements and other financial information required by Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLONIAL TRUST COMPANY

DATE: March 26, 1997                  BY:/s/ John K. Johnson
     ---------------                     ---------------------------------
                                         John K. Johnson
                                         Its: President (Principal
                                              Executive Officer)

DATE: March 26, 1997                  BY:/s/ Cecil E. Glovier
     ---------------                     ---------------------------------
                                         Cecil E. Glovier
                                         Its: Chief Financial Officer
                                             (Principal Accounting Officer)