Form 10KSB40
period 1997-03-31
COLONIAL TRUST CO /AZ
filed 1997-06-30
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the Fiscal Year Ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to_______.

                         Commission File NO. 000-18887


                             COLONIAL TRUST COMPANY
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


       ARIZONA                                           75-2294862
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

                              5336 N. 19th Avenue
                             Phoenix, Arizona 85015
                    ----------------------------------------
                    (Address of principal executive offices)

                                  602-242-5507
                          ---------------------------
                          (Issuer's telephone number)


      Securities registered under Section 12(b) of the Exchange Act: None
                                                                    --------
         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ----   ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference of Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuers' revenues for its most recent fiscal year: $1,786,245.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,879,206 as of June 1, 1997

As of June 1, 1997, 7,777,401 shares of the Registrant's Common Stock were outstanding.

                               TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I
         Item  1:    Description of Business  . . . . . . . . . . . .      3

         Item  2:    Description of Properties  . . . . . . . . . . .     10

         Item  3:    Legal Proceedings  . . . . . . . . . . . . . . .     10

         Item  4:    Submission of Matters to a Vote of
                     Security-Holders . . . . . . . . . . . . . . . .     10
PART II
         Item  5:    Market for Common Equity and Related
                     Stockholder Matters  . . . . . . . . . . . . . .     11

         Item  6:    Management's Discussion and Analysis
                     or Plan of Financial Condition and Results
                     Of Operations  . . . . . . . . . . . . . . . . .     11

         Item  7:    Financial Statements . . . . . . . . . . . . . .     16

         Item  8:    Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure . . . . . . . . . . . . . .     33
PART III
         Item  9:    Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act  . . . . . . .     33

         Item 10:    Executive Compensation . . . . . . . . . . . . .     35

         Item 11:    Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . .     37

         Item 12:    Certain Relationships and Related
                     Transactions . . . . . . . . . . . . . . . . . .     39

         Item 13:    Exhibits and Reports on Form 8-K . . . . . . . .     39

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Colonial Trust Company (the "Company") was incorporated under the laws of the State of Arizona on August 15, 1989. The business operations of the Company commenced on September 11, 1989. From the time of its organization through September 30, 1990, the Company was a wholly-owned subsidiary of Church Loans and Investments Trust ("Church Loans"), a real estate investment trust located in Amarillo, Texas. On October 1, 1990, all of the capital stock of the Company was distributed to the stockholders of Church Loans on the basis of one share of common stock of the Company for each share of Church Loans stock owned on such date.

         On September 11, 1989, the Company began providing trust services to the public. These services included serving as trustee on inter vivos and testamentary trusts, serving as the legal representative of estates of decedents and wards, serving as the custodian under individual retirement accounts ("IRA Accounts"), and serving as trustee for bond offerings of churches and other non-profit organizations. The Company is presently primarily engaged in the business of serving as trustee and paying agent on bond programs of churches and other non-profit organizations, and to a lesser extent is engaged in serving as trustee for IRA Accounts. Through its Personal Trust Division, the Company provides traditional investment management, administration and custodial services for customers with trust assets. See "Trust Services, Personal Trust Division."

BOND OFFERING SERVICES

         The Company's primary business historically has been serving as trustee and paying agent for bond offerings of churches and other non-profit organizations. According to the National Association of Securities Dealers, the total principal amount of bonds sold in the U.S. by non-profit organizations in 1996 and 1995 was approximately $352 million and $350 million, respectively. The overwhelming majority of these bonds are sold by broker-dealers in offerings which are exempt from registration under federal and state securities laws.

         In its capacity as trustee for bond offerings of non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering. The Company invests such proceeds in U.S. Treasury Obligation Money Market Mutual Funds according to the terms of the Company's investment policy and the applicable trust indenture. The Company also receives periodic sinking fund payments (payments of interest on the bonds by the non-profit organizations, typically made on a weekly basis) on their respective due dates. In its capacity as paying agent, the Company distributes the sinking funds payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds (typically real estate and related improvements owned by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

         The Company is compensated for its services as trustee and paying agent in one of three ways. The first fee structure allows the Company to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and bond printing costs during the first year. Additionally, an annual maintenance fee is required each year. The third fee structure entitles the Company to interest earnings up to 2.5% of daily trust funds held in bond proceeds accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issue. The Company's policy is to allow the non-profit issuer to choose between the three fee structures. The Company believes that the third fee structure is currently utilized by a majority of the Company's competitors.

         As of March 31, 1997, the Company had served as trustee and paying agent on 360 bond offerings totaling approximately $332 million in original principal amount. The foregoing includes a total of 75 bond offerings in original principal amount of approximately $75 million originated in the fiscal year ended March 31, 1997. The Company's revenues from these activities represented approximately 69% of the Company's aggregate revenues for the year ended March 31, 1997. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended March 31, 1997 and 1996."

         As of March 31,  1997,  all bond  programs  for which the  Company  was serving as trustee and paying agent had been originated by thirteen broker/dealers, and four of those broker/dealers had originated bonds representing approximately 85% of the aggregate principal amount of all bonds for which the Company was serving as trustee and paying agent. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

         The Company intends to attempt to develop relationships with additional broker/dealers who are active in the non-profit bond financing market. To that end, in February 1996 the Company entered into an employment agreement with Marv Hoeflinger pursuant to which Mr. Hoeflinger currently serves as the Company's Vice President of Marketing. Until joining the Company, Mr. Hoeflinger was employed as Senior Vice President with Reliance Trust Company, one of the Company's primary competitors in the non-profit bond servicing business. Mr. Hoeflinger is primarily responsible for attempting to procure additional business from the broker/dealers with whom the Company currently has a relationship, and for attempting to develop relationships with and procure business from broker/dealers with whom the Company does not currently have a relationship.

IRA ACCOUNT SERVICES

         The Company also serves as trustee for IRA Accounts. As trustee, the Company receives all contributions to these accounts, invests the contributions as directed by the account participant and distributes the funds of the accounts pursuant to the terms of each individual account. For its services as trustee, the Company receives an annual base fee of $40 and a transaction fee of $5 per transaction for each transaction in excess of 12 per year. The Company also retains, as a portion of its fee, earnings up to 2% of the daily uninvested balance in each IRA Account.

         At March 31, 1997, the Company was serving as trustee for approximately 6,200 IRA Accounts with an aggregate value of approximately $124 million, including 104 IRA Accounts with an aggregate value of approximately $26 million serviced by the Company's Personal Trust Division. Revenue from the Company's activities in this area represented approximately 20% of the Company's aggregate revenues for the year ended March 31, 1997. See "Item 6-Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended March 31, 1997 and 1996."

         The majority of the IRA Accounts serviced by the Company have been originated by the broker/dealers who originate the bond offerings for which the Company serves as trustee and paying agent. Currently, there are a limited number of IRA trustees who allow church bonds as an investment in their IRA accounts. The Company has been able to grow its IRA servicing business primarily through marketing efforts directed at the broker/dealers with whom the Company has a bond servicing relationship.

         The Company intends to attempt to grow this business primarily through marketing efforts of Mr. Hoeflinger directly to non-profit organizations. Mr. Hoeflinger promotes the Company's IRA services through investment seminars emphasizing the Company's ability and willingness to allow church bonds as a self-directed IRA investment.

TRADITIONAL TRUST SERVICES; PERSONAL TRUST DIVISION

         On November 1, 1995, the Company purchased all of the issued and outstanding common stock of Camelback Trust Company ("Camelback"). Camelback was merged with and into the Company on July 31, 1996. Camelback now operates as the Company's Personal Trust Division.

         The Personal Trust Division provides traditional investment management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA Accounts. At March 31, 1997, the Personal Trust Division served as trustee or agent for 154 trust, other accounts, or investment agency accounts with a fair market value of approximately $29 million, and served as custodian for approximately 104 IRA Accounts with a fair market value of approximately $26 million.

         The Personal Trust Division generates revenues based on two fee structures. The first fee structure represents a percentage of the fiduciary assets which the Company holds as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter. Under the second fee structure, the Personal Trust Division charges a flat annual fee based on the type of asset and the services rendered for its services. The fee varies depending the level of investment management the customer desires. The Personal Trust Division charges a flat annual fee of $500 and a fee of $25 per special asset held in the account for IRA Accounts for which it serves as custodian.

         The Company is party to an investment advisory agreement dated September 1995 with Hackett Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, the Company designates HIA, and HIA serves for the Company, as investment advisor on substantially all of the designated investment accounts of the Personal Trust Division. HIA further refers to the Personal Trust Division all business opportunities for which an independent corporate fiduciary is necessary or appropriate. The Company pays HIA 30% of the gross fees collected by the Company from the Company's investment management accounts receiving HIA advisory services, and 20% of the gross fees collected by the Company in the first year from new accounts initiated by HIA. The agreement with HIA continues in effect through January 31, 1998 and thereafter continues in effect for successive two-year periods unless terminated by either party upon 90 days' written notice.

         The majority of trust accounts for which the Personal Trust Division is currently serving as trustee or agent were originated by HIA. Moreover, for the year ended March 31, 1997, approximately 26% of the Company's trust fee revenues were derived from five affiliated trust accounts.

         The Company is also party to an employment agreement dated January 1996 with A.R. "Bud" Olson pursuant to which Mr. Olson is employed as the Company's Vice President of Marketing for the Personal Trust Division. Mr. Olson has 37 years of experience as a trust professional, including 6 years of experience as a trust professional in Phoenix. Mr. Olson has primary responsibility for developing trust business for the Personal Trust Division. The profitability of the Personal Trust Division is dependent in large part on the efforts of Mr. Olson and, to a lesser extent, HIA, to generate new trust business and upon the ability of HIA to manage the trust accounts resulting from these efforts. Revenues from the Personal Trust Division represented approximately 13% of the Company's aggregate gross revenues for the year ended March 31, 1997. See "-Growth Plans", "Item 10 - Executive Compensation Employment Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended March 31, 1997 and 1996."

GROWTH PLANS

         The Company intends to attempt to expand its non-profit bond servicing operations, its IRA Account servicing operations, and the Personal Trust Division's traditional trust and investment agency servicing operations. Although the Company may make additional acquisitions in the event opportunities arise on favorable terms, the Company anticipates that expansion will result primarily from internal development.

         The Company intends to attempt to expand its non-profit bond servicing operations by(I) attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company also intends to attempt to develop additional sources of revenue by serving as paying agent for non-profit loan funds established by denominations of various religious organizations. The Company may establish a bond loan program whereby a bond issuer meeting certain financial criteria could borrow funds from the Company by pledging unsold bonds of the offering as collateral for such loan in an amount equal to the loan. Bonds held as collateral for the loan would accrue interest to the Company offsetting the interest charged for the loan. In addition to the interest earned on the loaned funds, the Company would earn a loan commitment fee. Mr. Hoeflinger will bear significant responsibility for such matters. See "Item 9- Directors, Executive Officers, Promoters and Control PersonsEmployment Agreements." There may be no assurance that the Company will be successful in its efforts to increase bond servicing revenues or to develop additional sources of revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended March 31, 1997 and 1996."

         The Company intends to attempt to expand its IRA Account servicing business through (I) attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship, and (ii) investment seminars emphasizing the Company's ability and willingness to allow church bonds as a self-directed IRA investment. There may be no assurance that the Company will be successful in its efforts to increase IRA Account servicing revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Year Ended March 31, 1997 and 1996."

         The Company also intends to attempt to expand its traditional trust account and investment agency account business by (I) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. The Company will be dependent primarily upon the efforts of Bud Olson, the Personal Trust Division's Vice President of Marketing, and HIA, with whom the Company has an investment advisory agreement, with respect to these matters. See "Item 10 - Executive Compensation - Employment Agreements." There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations for the Years Ended March 31, 1997 and 1996."

         The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current businesses; the continued employment of key management, including
Messrs. Hoeflinger, Olson and John Johnson, the Company's Chief Executive Officer; the success of Messrs. Hoeflinger and Olson in their respective business development efforts; the Company's success in developing additional sources of revenue; the continuation of the Company's investment advisory agreement with HIA and HIA's success in managing the trust and IRA Accounts for which it provides services; no material changes in existing laws, rules or regulations affecting the Company's operations; competitive factors, such as increased competition for the Company's services in one or more of the above businesses; and an increase in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business.

COMPETITION

         The Company's primary competitors in the non-profit bond servicing business are Reliance Trust Company, Boatmens First National Bank, American Church Trust Company and National City Bank. Some of these companies have significantly greater financial and other resources than the Company. Increased success by these competitors or increased competition from additional sources could have a material adverse effect on the Company's financial condition and results of operations.

         Competition in the IRA Account servicing business is intense. However, to date the Company has focused its efforts on procuring IRA account servicing business from non-profit organizations and their members. Thus, the Company's primary competition comes from the relatively small number of trustees who will allow church bonds as a self-directed investment. The Company's primary competitors in this business include Reliance Trust Company, American Church Trust, First National Bank of Onaga and, to a lesser extent, broker/dealers, banks and other financial institutions, investment advisors, money management firms and other trust companies, many of which have significantly greater financial and other resources than the Company.

         The Company competes with the trust departments of large banks (and other financial institutions) and, to a lesser extent, with other independent trust companies for trust account and investment agency account business. Although the Company has focused its efforts on trust accounts which are smaller than those typically serviced by large banks, increased competition by large banks for these accounts and/or increased success by other independent trust companies could have a material adverse impact on the Company's financial condition and results of operations. The large banks, and some of the independent trust companies located in the Phoenix area, have significantly greater financial and other resources than the Company.

REGULATION, LICENSING AND SUPERVISION

         The Company's operations are subject to ongoing regulation, licensing and supervision under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Department of Banking. Under applicable rules and regulations of the Arizona Department of Banking, the Company files periodic reports with the Department and is subject to periodic examinations of that Department.

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $1,556,000 on March 31, 1997. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998 and December 31, 1999, respectively. At March 31, 1997, none of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company.

         Notwithstanding the foregoing, the Company is currently attempting to raise additional capital through a private placement stock offering. If successful, the first proceeds of which will be used to satisfy the liquid net capital requirement.

         The Company believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

EMPLOYEES

         At March 31, 1997, the Company employed 27 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTIES.

         On March 15, 1995, the Company purchased an office building located at 5336 N. 19th Avenue in Phoenix, Arizona. The building is approximately 10,000 square feet in size and serves as the Company's executive offices. Prior to March 15, 1995, the Company leased approximately 1,500 square feet of office space for its executive offices at 2510 West Dunlap, Suite 232, in Phoenix, Arizona. On March 15, 1995, the lease was assigned to an unrelated third party. The lease terminated in September 1996.

         The Company is also party to a lease for commercial office space formerly occupied by Camelback as its executive office in Scottsdale, Arizona. The office lease terminates on February 14, 1998.

ITEM 3. LEGAL PROCEEDINGS.

         On November 1, 1996, a former employee of the Company filed a charge of race discrimination before the Civil Rights Division of the Arizona Attorney General's office (the "Agency"). The action was filed subsequent to the employee's discharge by the Company. The Company filed its statement of position on December 12, 1996, in which the Company denied all allegations of discrimination or wrongdoing with respect to the former employee, and on January 27, 1997, the Company also filed responses to the Agency's interrogatories. The matter remains pending before the Agency. At the present time, the Company has been advised by its counsel in this matter that, in the opinion of such counsel, it is too early in the administrative process to make a determination concerning the potential outcome of such proceeding or the potential liability of the Company as a result of this proceeding or other potential proceedings. However, an adverse finding by the Agency could result in subsequent litigation that could lead to an award of substantial monetary damages to the former employee and against the Company, in addition to an award of attorney's fees, litigation costs and potential equitable relief such as an injunction and/or reinstatement. The former employee might also attempt to file a lawsuit against the Company even in the face of a finding by the Agency adverse to the former employee's position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On June 1, 1997, the Company had approximately 3,100 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity.

         Initial purchases and sales of the Company's Common Stock occurred in January 1991. See Item 1 - "Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 1997, were $.30 and $.24 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1997 AND 1996. The Company had net earnings of $163,725, or $.02 per share, for the fiscal year ended March 31, 1997, compared to net earnings of $142,360, or $.02 per share, for the year ended March 31, 1996. The Company had total revenue of $1,786,245 for the year ended March 31, 1997, compared to total revenue of $1,190,356 for the prior year.

         The Company's bond servicing income increased to $1,226,591 for the year ended March 31, 1997, compared to $889,601 for the prior year. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1997, the Company had served as trustee and paying agent on 360 bond offerings totaling approximately $332,000,000 in original principal amount; at March 31, 1996, the Company had served as trustee and paying agent on 314 bond offerings totaling approximately $243,000,000 in original principal amount. The Company anticipates that its bond servicing income will increase in the year ending March 31, 1998, by approximately 20% - 40% over current year levels as a result of an increase in the number and principal amount of bond offerings for which the Company serves as trustee and paying agent. The foregoing statement is a forwardlooking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in the bond servicing business during such period; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, and Mr. Hoeflinger, the Company's Vice President of Marketing; the success of Mr. Hoeflinger in his efforts to develop additional bond servicing business for the Company; increased competition for the Company's services; competitive pressures on prices for the Company's services; and an increase in interest rates or other economic factors having an adverse impact on the Company's bond servicing business.

         Revenue from the Company's IRA Account servicing activities increased to $352,018 in fiscal 1997, from $212,033 in the prior year, due primarily to an increase in the number of IRA Accounts serviced by the Company. At March 31, 1997, the Company serviced 6,200 IRA Accounts with an aggregate value of approximately $124,000,000, including 104 IRA Accounts with an aggregate value of approximately $26,000,000 serviced by the Personal Trust Division; at March 31, 1996, the Company serviced 4,723 IRA Accounts with an aggregate value of approximately $90,000,000. The Company anticipates that its IRA servicing revenue will increase in the fiscal year ending March 31, 1998 by approximately 20% - 30% over current-year levels as a result of an increase in the number of
IRA Accounts serviced by the Company. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in the IRA Account servicing business during such period; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, as well as Messrs. Hoeflinger and Olson; the success of Messrs. Hoeflinger and Olson in their efforts to develop additional IRA Account servicing business for the Company; the continuation of the Company's investment advisory agreement with HIA and the success of HIA in managing the IRA Accounts for which it provides services; increased competition for the Company's services; competitive pressures on prices for the Company's services; and changes in rules and regulations adversely impacting the use of IRA's as investment and savings tools.

         Trust income derived from the Personal Trust Division for fiscal 1997 increased to $173,603 from $56,088 in fiscal 1996. The trust income for fiscal 1996 represents revenues derived from the trust accounts, other accounts and the investment management accounts of the Personal Trust Division for the period November 1, 1995 to March 31, 1996.

         The Company anticipates that trust income will increase by approximately 30-50% in fiscal 1998. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in the traditional trust company business during such period; the continued employment of key management, including Messrs. Johnson and Olson; the success of Mr. Olson in his business development efforts on behalf of the Company; the continuation of the Company's investment advisory agreement with HIA and the success of HIA in managing the trust and investment agency accounts for which it provides services; increased competition for the Company's services; competitive pressures on prices for the Company's services; and changes in rules and regulations adversely impacting the traditional trust business.

         Interest income increased slightly to $34,033 in fiscal 1997, compared to $32,634 in the prior year. The increase was primarily attributable to the overall rise in interest rates.

         The  Company's  general and  administrative  expenses  increased in the aggregate to $1,522,020 in fiscal 1997 from $951,092 in fiscal 1996 and increased to 85.2% of revenues in the fiscal 1997 from 79.9% of revenues in the previous fiscal year. This increase was attributable to the following factors:
(I) salary and related costs attributable to the addition of Mr. Hoeflinger and nine administrative staff members; and (ii) other additional expenses related to administering the Company's increased bond servicing business. The Company anticipates that general and administrative expenses will increase in the aggregate in fiscal 1998 but will remain relatively constant or decrease slightly as a percentage of revenues from fiscal 1997 levels as a result of spreading these increased costs over a larger revenue base. The foregoing statement is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current lines of business; the success of the Company's efforts to develop new sources of revenue; the continued employment of key management; the success of Messrs. Hoeflinger and Olson in their business development efforts on behalf of the Company; the continuation of the Company's investment advisory agreement with HIA and the success of HIA in managing the trust and investment agency accounts for which it provides services; increased staffing or office needs not currently anticipated; increased competition for the Company's services, competitive pressures or prices for the Company's services; and changes in rules and regulations adversely impacting the Company's lines of business.

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 1996 AND 1995.

         The Company had net earnings of $142,360, or $.02 per share, for the fiscal year ended March 31, 1996, compared to net earnings of $118,229, or $.02 per share, for the year ended March 31, 1995. The Company had total revenue of $1,190,356 for the year ended March 31, 1996, compared to total revenue of $747,741 for the prior year.

         The Company's bond servicing income increased to $889,601 for the year ended March 31, 1996, compared to $584,532 for the prior year. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1996, the Company served as trustee and paying agent on 314 bond offerings totaling approximately $243,000,000 in principal amount; at March 31, 1995, the Company served as trustee and paying agent on 263 bond offerings totaling approximately $184,000,000 in principal amount.

         Revenue from the Company's IRA servicing activities increased to $212,033 in fiscal 1996, from $107,580 in the prior year, due primarily to an increase in the number of IRA Accounts serviced by the Company. At March 31, 1996, the Company serviced 4,723 IRA Accounts with an aggregate value of $89,947,034, including 74 selfdirected IRA accounts with an aggregate value of $17,037,284 serviced by Camelback Trust Company; at March 31, 1995, the Company serviced 3,115 IRA Accounts with an aggregate value of $34,466,963.

         Trust income for fiscal 1996 totaled $56,088. The trust income represents revenues derived from Camelback's investment management accounts for the period November 1, 1995 to March 31, 1996.

         Interest income decreased to $32,634 in fiscal 1996, compared to $55,629 in the prior year. The decrease was primarily attributable to the reduction of cash and cash equivalents as a result of the Company's cash purchase of an office building in March 15, 1995, which serves as the Company's executive offices.

         The Company's general and administrative expenses increased in the aggregate to $951,092 in fiscal 1996 from $552,944 in fiscal 1995 and increased to 79.9% of revenues in the fiscal 1996 from 73.9% of revenues in the previous fiscal year. This increase was attributable to the following factors: (I) increased staff and payroll expense required to service the Company's expanded bond and IRA account portfolio; (ii) additional payroll and lease expenses as a result of the Camelback acquisition; and (iii) expenses related to the Company's acquisition of the building which serves as its corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $1,556,000 on March 31, 1997. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998 and December 31, 1999, respectively. At March 31, 1997, none of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. Notwithstanding the foregoing, the Company is currently attempting to raise additional capital through a private placement stock offering. If successful, the first proceeds of which will be used to satisfy the liquid net capital requirement. See "Item 1 - Business-Regulation, Licensing and Supervision."

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), which the Company adopted April 1, 1996, requires "that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable." The adoption of SFAS No. 121 did not have any significant effect on the Company's financial position.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) establishes financial accounting and reporting standards for stock-based employees compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples include stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the considerations received or the equity instruments issued, whichever is the more reliable measure. The Company adopted the disclosure requirements of SFAS No. 123 for its fiscal year ended March 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

         Earnings per share: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15. This Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. This Statement is effective for periods ending after December 15, 1997. Basic and diluted EPS, as calculated under SFAS No. 128, would have been $.02 and $.02 for the year ended March 31, 1997.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's audited financial statements, containing balance sheets as of March 31, 1997 and 1996, and related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997, are set forth on the following pages.

                             COLONIAL TRUST COMPANY

                              Financial Statements

                          March 31, 1997, 1996 and 1995

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Colonial Trust Company:


We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 1997 and 1996, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1997 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Phoenix, Arizona
May 16, 1997

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 1997 and 1996


                                    ASSETS                    1997        1996
                                    ------                    ----        ----
Cash and cash equivalents                                 $  132,426     217,638
Investment securities (notes 2 and 3)                             --     464,883
Receivables                                                  150,228     110,245
Note receivable (note 4)                                     361,057     335,544
Property and equipment, net (note 5)                         739,456     632,276
Excess of cost over fair value acquired (note 2)             165,590     185,047
Other assets (note 11)                                       166,443     104,751
                                                          ----------  ----------
                                                          $1,715,200   2,050,384
                                                          ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $  113,610      59,808
Note payable (note 2)                                             --     540,000
Income taxes payable (note 7)                                 25,617      35,833
Deferred income taxes (note 7)                                19,429      21,322
                                                          ----------  ----------
                                                             158,656     656,963
                                                          ----------  ----------

Stockholders' equity (notes 8, 10 and 11):
    Common stock, no par value; 10,000,000 shares
      authorized, 7,777,401 issued and outstanding
      at March 31, 1997 and 1996                             554,942     554,942
    Additional paid-in capital                               505,347     505,347
    Retained earnings                                        496,255     332,530
    Unrealized holding gains on securities
      available for sale                                          --         602
                                                          ----------  ----------
           Total stockholders' equity                      1,556,544   1,393,421

Commitments and contingencies (notes 6 and 10)
                                                          ----------  ----------
                                                          $1,715,200   2,050,384
                                                          ==========  ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Earnings

                    Years ended March 31, 1997, 1996 and 1995


                                                 1997       1996       1995
                                                 ----       ----       ----
Revenue (note 1):
    Bond servicing income                    $1,226,591    889,601    584,532
    IRA servicing fees                          352,018    212,033    107,580
    Interest income                              34,033     32,634     55,629
    Trust income                                173,603     56,088         --
                                             ----------  ---------  ---------
           Total revenue                      1,786,245  1,190,356    747,741

General and administrative expenses           1,522,020    951,092    552,944
                                             ----------  ---------  ---------

           Income before income taxes           264,225    239,264    194,797

Income taxes (note 7)                           100,500     96,904     76,568
                                             ----------  ---------  ---------

           Net earnings                      $  163,725    142,360    118,229
                                             ==========  =========  =========

Net earnings per common share                $      .02        .02        .02
                                             ==========  =========  =========

Weighted average common shares out-standing   7,777,401  7,328,059  7,007,402
                                             ==========  =========  =========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 1997, 1996 and 1995

                                                                             Unrealized
                                                                            Holding Gains
                                     Common Stock      Additional           on Securities    Total
                               ---------------------    Paid-in    Retained   Available   Stockholders'
                                 Shares       Amount    Capital    Earnings   For Sale       Equity
                               ----------  ----------  ----------  --------  ----------      ------
Balances at March 31, 1994      7,007,402  $  500,000    390,889     71,941          --      962,830

Net earnings                           --          --         --    118,229          --      118,229
                               ----------  ---------- ---------- ----------  ----------   ----------

Balances at March 31, 1995      7,007,402     500,000    390,889    190,170          --    1,081,059

Issuance of stock (note 2)        769,999      54,942    114,458         --          --      169,400

Net earnings                           --          --         --    142,360          --      142,360

Change in unrealized holding
  gains on securities available
  for sale                             --          --         --         --         602          602
                               ----------  ---------- ---------- ----------  ----------   ----------

Balances at March 31, 1996      7,777,401     554,942    505,347    332,530         602    1,393,421

Net earnings                           --          --         --    163,725          --      163,725

Change in unrealized holding
  gains on securities available
  for sale                             --          --         --         --        (602)        (602)
                               ----------  ---------- ---------- ----------  ----------   ----------
Balances at March 31, 1997      7,777,401  $  554,942    505,347    496,255          --    1,556,544
                               ==========  ========== ========== ==========  ==========   ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                            Statements of Cash Flows

                    Years ended March 31, 1997, 1996 and 1995

                                                    1997        1996         1995
                                                    ----        ----         ----
Cash flows from operating activities:
  Net earnings                                   $ 163,725     142,360     118,229
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Loss on sale of investments                      1,702          --          --
    Depreciation and amortization                   70,475      51,331      28,220
    Deferred income taxes                           (1,893)      1,888      13,693
    Increase in receivables                        (39,983)    (25,282)         --
    Increase in other assets                       (61,692)    (69,704)    (37,935)
    Increase (decrease) in accounts payable and
      accrued liabilities                           61,089      14,591      (1,530)
    Increase (decrease) in income taxes payable    (10,216)     11,997     (15,029)
                                                 ---------   ---------   ---------
         Net cash provided by operating
            activities                             183,207     127,181     105,648
                                                 ---------   ---------   ---------
Cash flows from investing activities:
  Cash acquired in Camelback acquisition                --      71,702          --
  Costs incurred in Camelback acquisition               --     (56,389)         --
  Repayment (purchase) of note receivable          (25,513)         --     457,257
  Proceeds from sale of investments                462,579          --          --
  Purchase of property and equipment              (165,485)    (60,646)   (560,986)
  Proceeds from sale of furniture and equipment         --       3,441          --
                                                 ---------   ---------   ---------
         Net cash provided by (used in)
            investing activities                   271,581     (41,892)   (103,729)
                                                 ---------   ---------   ---------
Cash flows from financing activity:
  Repayment of note payable                       (540,000)         --          --
                                                 ---------   ---------   ---------
         Net cash used in financing activities
                                                  (540,000)         --          --
                                                 ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents   (85,212)     85,289       1,919

Cash and cash equivalents at beginning of year     217,638     132,349     130,430
                                                 ---------   ---------   ---------
Cash and cash equivalents at end of year         $ 132,426     217,638     132,349
                                                 =========   =========   =========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                    $  27,195          --          --
                                                 =========   =========   =========
Income taxes paid                                $ 100,813      83,062      28,464
                                                 =========   =========   =========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                          Notes to Financial Statements

                          March 31, 1997, 1996 and 1995


(1)    SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS

       Colonial Trust Company (Colonial or Company) was incorporated on August 15, 1989 in the state of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the state of Arizona, is regulated by the Arizona State Banking Department, and the Company's common stock is registered under the Securities Exchange Act of 1934.

       Colonial serves as trustee under various bond indentures for issuers of bonds in 24 states. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 1997, Colonial was serving as trustee for the benefit of the bondholders on 360 bond offerings totaling approximately $267,000,000 in original principal amount. The amount of sold and unmatured bonds total approximately
       $216,000,000 at March 31, 1997. Colonial also serves as a trustee of self-directed individual retirement accounts for certain bondholders or employees of 6,082 religious organizations totaling approximately $98,000,000 at March 31, 1997.

       Colonial also serves as trustee or agent, provides investment management, administration, and custodial services. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 154 accounts with a fair market value totaling approximately $29,000,000 at March 31, 1997. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 104 accounts as custodian with a fair market value of approximately $26,000,000 at March 31, 1997.

       BASIS OF PRESENTATION

       During 1996, Colonial acquired 100% of the outstanding common stock of Camelback Trust Company (Camelback). All significant intercompany balances and transactions were eliminated in the 1996 consolidation. During fiscal 1997, the asset and liabilities of Camelback were transferred to Colonial and Camelback was dissolved.

                             COLONIAL TRUST COMPANY

       REVENUE RECOGNITION

       Under the trust indentures with organizations issuing bonds, Colonial, for its services, principally earns revenues based on three fee structures. The first fee structure allows Colonial to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and printing costs during the first year. Additionally, an annual maintenance fee is required each succeeding year. The third fee structure entitles Colonial to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issuance.

       Colonial also receives fees for services provided as custodian for self-directed individual retirement accounts.

       The profitability of Colonial is dependent upon the ability of investment bankers to originate bond programs for which Colonial serves as trustee. At March 31, 1997, approximately 85% of the total bond issues processed were originated by 4 brokers.

       In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two-fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the quarter's end fair market value of the supporting fiduciary assets. The second fee structure relates to an annual fee which is set up to cover the maintenance of fiduciary assets which Colonial holds in both trust and self-directed IRA accounts.

       At March 31, 1997, 41% of Colonial's trust account assets were held in trust for members of one family. The trust accounts combined for 26% of Colonial's trust fee revenues.

       CASH EQUIVALENTS, NONCASH SUPPLEMENTAL DISCLOSURE AND CONCENTRATION OF CREDIT RISK

       Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 1997 and 1996 consist primarily of money market accounts which invest primarily in short-term government securities.

       During 1996, Colonial acquired Camelback (note 2). In connection with the acquisition, excess of cost over fair value acquired was recorded:

            Fair value of assets acquired                        $ 594,008
            Common stock issued                                   (169,400)
            Note payable assumed                                  (540,000)
            Liabilities assumed                                    (74,726)
                                                                 ---------
            Excess of cost over fair value acquired              $ 190,118
                                                                 =========

       During fiscal 1997, the excess of cost over fair value of $190,118 was reduced by $7,288 to reflect the fair market value of assets and liabilities assumed.

                             COLONIAL TRUST COMPANY

       Colonial places its cash in insured financial institutions and United States government securities with original maturities of three months or less. At March 31, 1997, Colonial had no deposits at financial institutions in excess of the FDIC insurance limit of $100,000.

       NOTE RECEIVABLE

       Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. Generally, cash receipts will first be applied to reduce accrued interest and then to reduce principal.

       INVESTMENT SECURITIES

       Investments are stated at fair value and classified as available for sale. Unrealized holding gains (losses) are shown as a separate component of stockholders' equity, net of the related tax effect. Cost is adjusted for the amortization of premiums to the earlier of maturity or call date and the accretion of discounts to maturity using the interest method. Gains and losses from the sale of investment securities are computed under the specific identification method.

       PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is recorded on the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. Colonial's building is depreciated over 39.5 years using the straight-line method.

       ORGANIZATIONAL COSTS

       Certain costs incurred in the organization of Colonial have been capitalized. These costs were being amortized, through March 1995, using the straight-line method over five years.

       EXCESS OF COST OVER FAIR VALUE ACQUIRED (GOODWILL)

       Goodwill arose in connection with the acquisition of Camelback by Colonial on November 1, 1995 and is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $17,240 and $5,071 at March 31, 1997 and 1996, respectively.

                             COLONIAL TRUST COMPANY

       INCOME TAXES

       Colonial uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       COMPUTATION OF NET EARNINGS PER COMMON SHARE

       Earnings per share is based on the weighted average number of common shares outstanding plus dilutive common stock equivalents.

       STOCK OPTION PLAN

       Prior to April 1, 1996, Colonial accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price underlying stock exceeded exercise price. On April 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       Colonial adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on Colonial's financial position, results of operations, or liquidity.

                             COLONIAL TRUST COMPANY

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)    ACQUISITION

       On November 1, 1995, Colonial purchased all the issued and outstanding common stock of Camelback. As of the date of its acquisition, Camelback served as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust, or investment agency accounts.

       The total consideration paid by Colonial for the net assets, including a $540,000 note payable, of Camelback was $197,046. This amount included $27,646 cash and 769,999 shares of unregistered common stock of Colonial valued at $169,400 ($.22 per share). The carrying value of Camelback's net assets approximated their fair market value at the date of acquisition resulting in goodwill of $190,118. During fiscal 1997, the goodwill was reduced by $7,288 to reflect the fair market value of assets and liabilities assumed. The goodwill will be amortized over 15 years. In connection with the $540,000 note payable, Colonial assumed Camelback's pledge of investment securities as collateral for the debt. The note payable was repaid in full on August 1, 1996 including accrued interest. The statement of earnings for 1996 includes the five month results of operations of Camelback from November 1, 1995.

       The following unaudited pro forma summary presents the results of operation as if Colonial had acquired Camelback as of April 1, 1994. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated:
                                                          (UNAUDITED)
                                                    ----------------------
                                                      1996          1995
                                                    ---------      -------

           Total revenues                           1,274,506      850,090
           Net earnings                               100,540      104,432
           Net earnings per common share                  .01          .01

                             COLONIAL TRUST COMPANY

(3)    INVESTMENT SECURITIES

       SECURITIES AVAILABLE FOR SALE

       The amortized cost and estimated market value of securities available for sale at March 31, 1996 are as follows:

                                            Gross        Gross        Estimated
                              Amortized   Unrealized   Unrealized      Market
                                Cost        Gains        Losses        Value
                                ----        -----        ------        -----
        U.S. Government and
          corporate bonds     $136,433       1,059      (1,309)        136,183
        Mortgage-backed
          securities           327,447       2,175        (922)        328,700
                              --------    --------    --------        --------
                              $463,880       3,234      (2,231)        464,883
                              ========    ========    ========        ========


       The amortized cost and estimated market value of investment securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                    Amortized     Market
                                                      Cost        Value
                                                    --------     -------

        Due in one year or less                     $150,456     151,093
        Due after one through five years             176,991     177,607
        Mortgage-backed securities                   136,433     136,183
                                                    --------    --------

                                                    $463,880     464,883
                                                    ========    ========


       During 1997, Colonial used proceeds from the investment securities to pay the $540,000 note payable. Colonial realized gains of $584 from the sale of the investment securities.

(4)    NOTE RECEIVABLE

       On December 1, 1990, Colonial entered into a Master Note and Letter Agreement with Church Loans, a real estate investment trust and Colonial's former parent corporation. The Master Note in the maximum amount of $1,000,000 is due on demand, bears interest payable monthly at 1% less than the prime interest rate and is unsecured. Amounts advanced to Church Loans may be repaid and reborrowed.

                             COLONIAL TRUST COMPANY

(5)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                     1997         1996
                                                     ----         ----
        Land                                       $157,241      157,241
        Building                                    428,545      375,991
        Furniture                                   108,329       75,914
        Equipment                                   271,461      190,945
                                                   --------     --------
                                                    965,576      800,091
        Less accumulated depreciation               226,120      167,815
                                                   --------     --------
                                                   $739,456      632,276
                                                   ========     ========
 (6)   LEASE COMMITMENTS

       Colonial  leases  office  space and  certain   equipment   under  various
       noncancelable operating lease arrangements. Rent expense totaled $17,507 for 1997, $7,876 for 1996, and $23,773 for 1995.

       On March 15, 1995, Colonial's former office lease was assigned to an unrelated party. Colonial has no future obligation on the lease, except that Colonial remains liable for rent and other charges under the lease in the event the assignee of the lease fails to pay such costs. The lease terminated on September 30, 1996.

       The equipment lease has one year remaining as of March 31, 1997. Future minimum lease payment required for 1998 is $11,925.

(7)    INCOME TAXES

       Income taxes amounted to $100,500, $96,904 and $76,568 for 1997, 1996 and
       1995, respectively. The actual income tax expense differs from "expected" income tax expense for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

                                               1997          1996         1995
                                               ----          ----         ----
        Computed "expected" income taxes    $  89,837       81,350       66,231
        State taxes (net of federal income
          tax benefit)                         12,458       13,111        4,045
        Surtax exemption                           --       (1,045)
        Other items, net                       (1,795)       2,443        7,337
                                            ---------    ---------    ---------
                                            $ 100,500       96,904       76,568
                                            =========    =========    =========
        Effective tax rate                       38.0%        40.5%        39.3%
                                            =========    =========    =========

                             COLONIAL TRUST COMPANY

       Components of income taxes consist of:

                      Current         Deferred         Total
                      -------         --------         -----
        1997:
          Federal     $  83,026         (1,401)        81,625
          State          19,367           (492)        18,875
                      ---------      ---------      ---------
                      $ 102,393         (1,893)       100,500
                      =========      =========      =========
        1996:
          Federal     $  75,646          1,393         77,039
          State          19,370            495         19,865
                      ---------      ---------      ---------
                      $  95,016          1,888         96,904
                      =========      =========      =========
        1995:
          Federal     $  59,622         10,817         70,439
          State           3,253          2,876          6,129
                      ---------      ---------      ---------
                      $  62,875         13,693         76,568
                      =========      =========      =========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                                               1997       1996
                                                               ----       ----
        Deferred tax liability:
          Property and equipment, principally due
            to differences in depreciation and deductions    $19,429     18,129
          Prepaid expenses                                        --      3,193
                                                             -------    -------
                  Net deferred tax liability                 $19,429     21,322
                                                             =======    =======

                             COLONIAL TRUST COMPANY

(8)    STOCK OPTION PLAN

       Colonial's shareholders approved Colonial's Employee Stock Option Plan (the "ESOP") and Colonial's Non-Employee Directors Stock Option Plan (the "Directors Plan") on April 25, 1996.

       Pursuant to the ESOP, the Colonial's Board of Directors is authorized to grant either incentive stock options or nonstatutory stock options. The exercise price of incentive stock options granted under the ESOP must be equal to the fair market value per share on the date of grant, and the exercise price of nonstatutory stock options must be at least 50% of the fair market value per share on the date of grant. A total of 2,000,000 shares have been reserved for issuance under the ESOP.

       Pursuant to the Directors Plan, each non-employee director received an option to purchase 50,000 shares on the date the Directors Plan was approved by Colonial's stockholders and options to purchase 15,000 shares are automatically granted on January 1, 1997 and on each January 1 thereafter to each person then serving as a non-employee director of Colonial. The exercise price of all options granted under the Directors Plan must be equal to the fair market value per share on the date of grant. A total of 500,000 shares have been reserved for issuance under the Directors Plan.

       At March 31, 1997, there were 1,376,710 shares available for grant under the ESOP Plan and 305,000 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 1997 was $.25 on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of 6 years.

       At March 31, 1997, the exercise price and weighted average remaining contractual life of options was $.25 and 5 years, respectively.

                                                                Weighted
                                                                 Average
                                                              Exercise Price
                                                    Number      Per Share
                                                    ------      ---------
        Outstanding, March 31, 1996                      --       $ --
        Granted during the year                     818,290        .25
        Canceled during the year                         --         --
        Exercised during the year                        --         --
                                                    -------       ----
        Outstanding, March 31, 1997                 818,290       $.25
                                                    =======       ====
        Eligible for exercise at March 31, 1997     528,290       $.25
                                                    =======       ====

                             COLONIAL TRUST COMPANY

       Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amount indicated below:

        Net earnings:
          As reported                                   $163,725
                                                        ========
          Pro forma                                     $152,725
                                                        ========
        Earnings per share:
          As reported                                   $    .02
                                                        ========
          Pro forma                                     $    .02
                                                        ========

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       CASH AND CASH EQUIVALENTS

       The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

       RECEIVABLES AND NOTES RECEIVABLE

       Fair value is considered to be equal to the carrying value of the accounts and notes receivables, as they are generally short-term in nature and the related amounts approximate fair value or are receivable on demand.

       LIMITATIONS

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 1997 and 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             COLONIAL TRUST COMPANY

(10)   COMMITMENTS AND CONTINGENCIES

       Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona banking regulations.

       Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company.


(11)   PRIVATE PLACEMENT MEMORANDUM

       During fiscal 1997, Colonial began soliciting equity capital via a $1,000,000 private placement memorandum. The time period for Colonial to sell its common stock under this memorandum expires June 30, 1997.
       Colonial has capitalized $54,692 of costs included in other assets associated with the offering as of March 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table contains information regarding the directors and executive officers of the Company at March 31, 1997:

        Name                     Position                Age
        ----                     --------                ---

    Lynn R. Camp            Chairman of the Board         60
                            and Director

    Michael W. Borger       Director                      42


    Gerald G. Morgan        Director                      41

    John K. Johnson         President and Chief           39
                            Executive Officer and
                            Director

    Cecil E. Glovier        Sr.Vice President             45
                            Secretary

    Marvin D. Hoeflinger    Vice President                54

    Christopher J. Olson    Vice President/Treasurer      31

    A.R. Olson              Vice President                61

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Both Messrs. Camp and Borger were members of the Board of Directors of Church Loans prior to becoming directors of the Company.

         Lynn R. Camp has served as a director of the Company since June 1990 and as Chairman of the Board since October 1990. Mr. Camp is President, Chief Executive Officer and a director of Turnkey Computer Systems, Inc. ("Turnkey Computer"). Mr. Camp has served in these capacities for in excess of five years. Turnkey Computer sells computer equipment and software and furnishes computer maintenance and repair services in Amarillo, Texas.

         Michael W. Borger has served as a director of the Company since June 1990. He previously served the Company as Vice President of the Company August 1991 until November 1995. From June 1990 to August 1991 he served as President of the Company. Mr. Borger is President, Chief Executive Officer and a director of Turnkey Leasing Corp. ("Turnkey Leasing"). Mr. Borger has served in these capacities for in excess of five years. Turnkey Leasing, located in Amarillo, Texas, leases computers, general office equipment and construction equipment to business users. Turnkey Leasing is also engaged in the business of making business loans.

         Gerald G. Morgan has served as a director of the Company since October 1990. Mr. Morgan is a partner in the law firm of Burdett, Morgan and Thomas, located in Amarillo, Texas. Mr. Morgan has served in this capacity for a period in excess of 5 years.

         John K. Johnson has served as the Company's President since August 1991. He previously served as the Company's Vice President from June 1990 to August 1991. Mr. Johnson was Vice President of Trust Company of America, a trust company engaged in the business of furnishing trust services in connection with bond offerings by churches and other non-profit organizations, from June 1979 until December 1989.

         Cecil E. Glovier has served as Vice President/Secretary of the Company since November 1995. He previously served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period he also was engaged as a mutual fund and life insurance sales representative.

         Marvin D. Hoeflinger has served as Vice President of the Company since February 1996. Prior to his employment with the Company, Mr. Hoeflinger was Senior Vice President and a Managing Principal of Reliance Trust Company, a Georgia full service trust company, from October 1984 until February 1996. Mr. Hoeflinger is employed pursuant to the terms of an employment agreement with the Company. See "Item 1 - Executive Compensation - Employment Agreements" and
Exhibit 10(e) hereto.

         Christopher  J.  Olson has served as  Treasurer  of the  Company  since
November 1995. Mr. Olson also serves as Vice President of Camelback Trust Company. Prior to his employment with the Company, he served as President and Chief Executive Officer of Camelback Trust Company from January 1993 to November 1995.

         A. R. Olson has served as Vice President of Camelback Trust Company since January 1996. Prior to his employment with Camelback he was Vice President of Norwest Trust in St. Cloud, Minnesota from April 1993 to January 1996. Mr. Olson was Sr. Vice President for Administration of Harris Trust Bank in Scottsdale, Arizona from September 1986 to April 1993. Mr. Olson is employed through January 2, 1998 pursuant to the terms of an employment agreement with Camelback. See "Item 10 - Executive Compensation - Employment Agreements" and
Exhibit 10(f) hereto.

         Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to John
K. Johnson, the Company's Chief Executive Officer (the "Named Executive Officer"). The Company has no executive officer whose salary, bonuses and other compensation earned during the fiscal year ended March 31, 1997 exceeded $100,000.00:

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation      Long-Term Compensation
                                 -------------------      ----------------------
     Name and          Fiscal                             Securities Underlying
Principal Position      Year     Salary        Bonus         Options Sars (#)
------------------      ----     ------        -----         ----------------
CEO-John K. Johnson     1997     80,000       12,872           300,000(a)
    President           1996     55,000        8,811                 0
                        1995     55,000        7,200                 0

(a) On July 1, 1996, Mr. Johnson was granted options to purchase 300,000 shares of Common Stock of the Company with an exercise price of $.25 per share, options to purchase 150,000 shares vested immediately upon grant; options to purchase the remaining 150,000 shares vest in three equal installments of 50,000 each on July 1, 1997, 1998 and 1999, respectively.

         The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive
Officer:
                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                            Percent of Total
                     Number of Securities   Options Granted
     Name and         Underlying Options    to Employees in     Exercise of     Expiration
Principal Position       Granted (#)          Fiscal Year     Base Price($/Sh)   Date (A)
------------------       -----------          -----------     ----------------   --------
CEO-John K. Johnson       300,000                48.1%            $.25/sh        7/1/2002
   President

(a) Options to purchase 150,000 shares expire on July 1, 2002; options to purchase 50,000 shares expire on July 1, 2003; options to purchase 50,000 shares expire on July 1, 2004; options to purchase 50,000 shares expire on July 1, 2005.

         The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officer, and (b) the value of unexercised stock options held by the Named Executive Officer at March 31, 1997:

          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                   Number of Securities     Value of Unexercised
                                                  Underlying Unexercised    In-the-Money Options
                          Shares                    Options at FY-End           at FY-End ($)
Name and               Acquired On     Value (#)      Exercisable/              Exercisable/
Principal Position     Exercise(#)    Realized($)    Unexercisable             Unexercisable
------------------     -----------    -----------    -------------             -------------
CEO-John K. Johnson        0             $0           150,000/150,000                $0
    President

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Mr. Johnson, the Company's President, Mr. Hoeflinger, the Company's Vice President of Marketing, and Mr. Olson, a Vice President.

         Mr. Johnson's agreement has a three-year term which runs through June 30, 1999. Under the agreement, Mr. Johnson's base salary is $80,000 per year. Mr. Johnson is also entitled to an annual bonus each year in which the Company generates net earnings, calculated according to the following formula: (y) net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1997. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. The agreement also provided for 300,000 incentive stock options with an exercise price of $.25 per share, a total of 150,000 of which vested immediately upon grant. The remaining 150,000 options vest in three equal installments of 50,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

         Mr. Hoeflinger's agreement, entered into in February 1996, calls for a base salary of $65,000 per year, plus potential bonuses payable annually in the event stated performance goals are met. Mr. Hoeflinger is also entitled to receive options to purchase up to 35,000 shares of the Company's Common Stock on January 1, 1997 and on each January 1 thereafter during the term of the Agreement; the exercise price for such options shall be equal to the fair market value of the Company's Common Stock on the date such options are granted. Mr. Hoeflinger is also entitled to health and other insurance benefits, reimbursement of reasonable business expenses, and other benefits on the same basis as the Company's other executive officers. The agreement with Mr. Hoeflinger runs through December 31, 2000, unless terminated earlier by the Company for "cause" or for Mr. Hoeflinger's failure to meet certain objective performance goals contained in the agreement.

         Under the agreement with Mr. Olson, entered into in January 1996, Mr. Olson is paid a base salary of $24,000 per year, plus additional compensation equal to a certain percentage of the fees collected by the Company's Personal Trust Division in the twelve months following origination from accounts originated by Mr. Olson. Mr. Olson is also entitled to health and other insurance benefits, reimbursement of business related expenses and other benefits on the same basis as the Company's other executive officers. The agreement with Mr. Olson runs through December 31, 1998, unless terminated earlier by the Company for "cause" or by Mr. Olson upon 60 days written notice.

DIRECTORS' COMPENSATION

         The Company's non-employee directors were paid $15,600 in cash as a group during the fiscal year ended March 31, 1997 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 15,000 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. Directors who are also officers of the Company are not compensated for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of June 1, 1997, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officer, and by all officers and directors of the Company as a group. To the Company's knowledge, no person owns more than 5% of the Company's issued and outstanding Common Stock.

       Name and Address             Amount and Nature           Percent
     of Beneficial Owner          of Beneficial Owner(1)       of Class
     -------------------          ----------------------       --------

     Lynn R. Camp                     130,443 shares*            1.7%
     3517 Tripp
     Amarillo, Texas 79121

     Michael W. Borger                 94,718 shares             1.2%
     1602 S. Travis
     Amarillo, Texas 79102

     Gerald G. Morgan, Jr.             85,100 shares             1.1%
     4705 Olsen
     Amarillo, Texas 79106

     John K. Johnson(2)               280,531 shares             3.0%
     3414 E. Clark Road
     Phoenix, Arizona 85024

     Directors and Executive          809,826 shares            10.4%
         Officers as a Group(3)

----------
(1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights which are currently exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 7,777,401 shares of Common Stock outstanding on June 1, 1997.

(2) The total for Mr. Johnson includes 150,000 shares of Common Stock subject to immediately exercisable options, which have an exercise price of $.25 per share, and 50,000 shares of Common Stock subject to exercisable options which vest on July 1, 1997, which have an exercise price of $.25 per share.

(3) The total for all directors and executive officers as a group includes 578,290 shares subject to unexercised options that are exercisable on June 1, 1997 or within 60 days thereafter.

         The Company has no knowledge of any arrangement which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(1) Financial  Statements  of the Company are set forth in Part II,
                Item 7.

            (2) Exhibits

  Exhibit Number                                              Page Number
  --------------                                              -----------

     3.  (I)  Articles of Incorporation                            **
         (ii) By-Laws                                              **

    10.  (a)  Agreement with Great Nation Investment
              Corporation                                         ***
         (b)  Form of IRA Account Agreement                       ***
         (c)  Form of Trust Indenture Agreement                   ***
         (d)  Agreements between Church Loans &                  ****
              Investments Trust, Ben C. Powell
              and Secured Investors Securities, Inc.
         (e)  Employment Agreement with Marvin Hoeflinger       *****
         (f)  Employment Agreement with A. R. "Bud" Olson       *****

    11.       Schedule of Computation of Earnings Per Share         *

    27.       Financial Data Schedule                               *

    ----------

    *     Filed herewith

    ** Incorporated by reference to Exhibit No. 3 to the Registrant's Form 10 dated October 24, 1990.

    *** Incorporated by reference to Exhibit No. 10 to Registrant's Annual Report on Form 10-K dated June 21, 1991.

    **** Incorporated by reference to Exhibit No. 10 to Registrant's Form 10 dated October 24, 1990.

    ***** Incorporated by reference to Exhibit No. 10 to Registrant's Annual
          Report Dated June 27, 1996.

         (b)  REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COLONIAL TRUST COMPANY

                                           BY:/S/ Cecil E. Glovier
                                              ----------------------------------
                                              Cecil E. Glovier
                                              Vice President/Secretary
                                              (Principal Financial Officer)
Date:  June 20, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                      Date
    ---------                         -----                      ----

/s/ Lynn R. Camp                 Chairman of the Board         June 20, 1997
---------------------------
Lynn R. Camp

/s/ Michael W. Borger            Director                      June 20, 1997
---------------------------
Michael W. Borger

/s/ Gerald G. Morgan             Director                      June 20, 1997
---------------------------
Gerald G. Morgan

/s/ John K. Johnson              President and                 June 20, 1997
---------------------------      Director
John K. Johnson                  (Principal Executive
                                 Officer)