Form 10QSB
period 1997-06-30
COLONIAL TRUST CO /AZ
filed 1997-08-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________.

                        Commission File Number 000-18887

                             COLONIAL TRUST COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                                  602-242-5507
                         -------------------------------
                         (Registrant's telephone number)


                                      NONE
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X           No
                      -------          -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                   Yes              No
                      -------          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares  outstanding of each of the issuer's  classes of
common equity, as of the last practicable date:   7,777,401

           Transitional Small Business Disclosure Format (check one):

                    Yes             No   X
                       -------         -------

                             COLONIAL TRUST COMPANY

                                      INDEX


                                                            Page
                                                            ----

Part I.  Financial Information:

         Item 1:   Financial Statements                       3

                   Condensed Balance Sheets                   3

                   Condensed Statements of Operations         4

                   Condensed Statements of Cash Flows         5

                   Notes to Condensed Financial Statements    6

         Item 2.   Management Discussion and Analysis or
                   Plan of Operation                         10

Part II.  Other Information

         Item 1:   Legal Proceedings                         12

         Item 2:   Changes in Securities                     12

         Item 3:   Default Upon Senior Securities            12

         Item 4:   Submission of Matters to a Vote of
                   Security Holders                          12

         Item 5:   Other Information                         12

         Item 6:   Exhibits and Reports on Form 8-K          12

SIGNATURES

         Item 7:   Exhibit 11 - Schedule of Computation
                   Of Earnings Per Share                     14

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                            Condensed Balance Sheets
                        June 30, 1997 and March 31, 1997

                                                June 30, 1997   March 31, 1997
ASSETS                                            (Unaudited)
                                                -------------   --------------
Cash and cash equivalents                        $  143,515         132,426
Receivables                                         240,732         150,228
Note receivable                                     367,945         361,057
Property, furniture and equipment, net              740,169         739,456
Goodwill, net                                       162,547         165,590
Other assets                                         82,906         166,443
                                                 ----------      ----------
                                                 $1,737,814       1,715,200
                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities         $  114,864         113,610
Income tax payable                                    9,701          25,617
Deferred income taxes                                21,322          19,429
                                                 ----------      ----------
                                                    145,887         158,656
Stockholders' equity:
Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding                  554,942         554,942
Additional paid-in capital                          505,347         505,347
Retained earnings                                   531,638         496,255
                                                 ----------      ----------
  Total stockholders' equity                      1,591,927       1,556,544
                                                 ----------      ----------
                                                 $1,737,814       1,715,200
                                                 ==========      ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Operations (Unaudited)

                                                       Three-month periods ended
                                                                June 30,
                                                         1997             1996
                                                       -------          --------
Revenue:
  Bond servicing income                               $  365,469         272,283
  IRA servicing fees                                     132,561          90,487
  Trustee fees                                            59,207          35,625
  Interest income                                          9,571           8,282
                                                      ----------      ----------
               Total revenue                             566,808         406,677
                                                      ==========      ==========

General and administrative expenses                      507,341         351,269
                                                      ----------      ----------

               Income before income tax                   59,467          55,408
                                                      ----------      ----------

Income taxes                                              24,084          22,163
                                                      ----------      ----------

               Net income                             $   35,383          33,245
                                                      ==========      ==========

               Net income per common share                  .005            .004
                                                      ==========      ==========
Weighted average common shares
outstanding                                            7,777,401       7,777,401
                                                      ==========      ==========


See accompanying notes to condensed financial statements and Exhibit 11.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)


                                                           Three-month periods
                                                              ended June 30,
                                                           1997          1996
                                                        ----------    ----------
Cash flows from operating activities:
  Net income                                              $35,383        33,245
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Amortization                                             3,043         9,959
   Depreciation                                            17,981        12,976
   Increase in other receivables                          (90,504)      (26,490)
   (Increase) Decrease in other assets                     83,537       (22,156)
   Decrease in accounts payable, accrued
    liabilities and income taxes                          (12,769)      (31,252)
                                                        ---------     ---------
Net cash provided by (used in) operating
  activities                                               36,671       (23,718)

Cash flows from investing activities:
  Purchase of property, furniture and equipment           (18,694)      (18,594)
  Purchase of note receivable                              (6,888)       (6,187)
  Decrease in investment securities                             0         2,125
                                                        ---------     ---------
Net cash used in investing activities                     (25,582)      (22,656)
                                                        ---------     ---------
Increase (Decrease) in cash and cash equivalents           11,089       (46,374)

Cash at beginning of period                               132,426       217,638
                                                        ---------     ---------
Cash at end of period                                   $ 143,515       171,264
                                                        =========     =========


  See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.    Significant Accounting Policies

      In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's 1997 Annual Report on Form 10-KSB.

      (a)   Nature of Business

            The Company was incorporated on August 15, 1989 in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona State Banking Department. Its Common Stock is registered under the Securities Exchange Act of 1934.

            The Company serves as trustee under various bond indentures for issuers of bonds in 24 states. The issuers are primarily churches and other non-profit organizations. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of the bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholders.

            The  Company  also  serves as  trustee of  self-directed  individual
            retirement   accounts  for  certain   bondholders  or  employees  of
            religious organizations.

            On November 1, 1995, the Company purchased all of the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or for investment agency accounts.

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

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements


            Under the second fee structure, the Company charges a flat annual fee based on the type of assets and services rendered. This fee varies depending on the level of investment manage- ment the customer desires. The Company charges a flat annual fee of $500 plus a per asset fee for special assets held in the account for IRA accounts for which it serves as custodian.

      (c)   Computation of Net Income Per Common Share

            Income per share included in the financial statements is based on 7,777,401 shares of Common Stock outstanding. There were no share equivalents or other potentially dilutive securities outstanding during any of the years presented.


2.    Note Receivable

      On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans and Investment Trust, Inc., its former parent corporation. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and reborrowed.

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

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

4.    Promissory Note

      In connection with the acquisition of Camelback, the Company issued a Promissory Note to the shareholders of Camelback in the amount of $540,000. The Company held investments available for sale of approximately $540,000 as security for the Promissory Note. The Promissory Note was due on August 1, 1996, including all interest from November 1, 1995 through maturity. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

LIQUIDITY AND CAPITAL RESOURCES

Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" (as defined in the legislation) by December 31, 1997. At June 30, 1997, the Company's total net capital was approximately $1,592,000, of which none was considered liquid, compared to net capital of approximately $1,556,000 at March 31, 1997, of which none was considered liquid. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by December 31, 1998 and liquid net capital of $500,000 by December 31, 1999. At this time, the Company has no sources of capital or liquidity available to the Company, other than interest income earned and fees received by the Company. Management believes that net income from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company and the liquidity requirements imposed by the recently-passed legislation for the foreseeable future, although there may be no assurance in this regard.

On November 1, 1995, the Company purchased all the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Camelback serves as trustee or agent, providing investment management, administration, and custodial services for customers with various securities held in trust or investment agency accounts.

The total consideration paid by Colonial for the net assets of Camelback was $197,046. This amount included $27,646 cash (including $12,046 for Camelback's furniture and equipment) and 769,999 shares of unregistered common stock of Colonial valued at $169,400 ($.22 per share). The carrying value of Camelback's net assets approximated their fair market value at the date of acquisition, resulting in goodwill of $190,118. During fiscal 1997, the excess of cost over fair value (goodwill) of $190,118 was reduced by $7,288 to reflect the fair market value of assets and liabilities. In connection with the Company's issuance of a $540,000 Promissory Note payable to the former shareholders of Camelback, approximately $540,000 of the Company's investments available for sale were held as security for certain Secured Debentures payable by Camelback's previous shareholder, Bootstrap Capital Corporation, Inc., to its shareholders. On July 31, 1996, this Promissory Note was paid in full by transferring the investment securities held as collateral to the holder of the Promissory Note, including all interest earned from November 1, 1995 through July 31, 1996. Effective, August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and Camelback's separate existence terminated effective as of such date.

The Company's cash and cash equivalents increased from $132,426 on March 31, 1997 to $143,515 on June 30, 1997, while the note receivable increased from $361,057 on March 31, 1997 to $367,945 on June 30, 1997. The increase in cash and cash equivalents was due to the results of operations and the increase in the note receivable was primarily due to the reinvestment of interest earned on the note receivable. The Company's property and equipment increased from $965,576 on March 31, 1997 to $984,270 on June 30, 1997. The increase was primarily due to the purchase of additional furniture and computer equipment.


RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 1997

The Company reported an increase in net income for the three-month period ended June 30, 1997 compared to the comparable prior period. The Company had net income of $35,383, or $.005 per share, for the three-month period ended June 30, 1997, compared to net income of $33,245, or $.004 per share, for the three-month period ended June 30, 1996. The Company had total revenue of $566,808 for the three-month period ended June 30, 1997, compared to total revenue of $406,677 for the three-month period ended June 30, 1996.

The Company's bond servicing income increased to $365,469 for the three-month period ended June 30, 1997, compared to $272,283 for the three-month period ended June 30, 1996. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of June 30, 1997, the Company had served as trustee for the benefit of bondholders on 434 bond offerings totaling approximately $348,000,00 in original principal amount; as of June 30, 1996, the Company had served as trustee for the benefit of bondholders on 342 bond offerings totaling approximately $262,000,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

Income from IRA Accounts increased to $132,561 for the three-month period ended June 30, 1997, compared to $90,487 for the three-month period ended June 30, 1996. This increase was due primarily to an increase in the number of IRA Accounts serviced by the Company. As of June 30, 1997, the Company served as trustee for 6,558 self-directed IRA Accounts with total assets of approximately $128,000,000; as of June 30, 1996, the Company served as trustee for 4,918 self-directed IRA Accounts with total assets of approximately $79,364,000.

Trustee fee income increased to $59,207 for the three-month period ended June 30, 1997, compared to $35,625 for the three-month period ended June 30, 1996. This increase was due to an increase in the number of accounts for which the Company serves as trustee or agent.

Interest income increased to $9,571 for the three-month period ended June 30, 1997, compared to $8,282 for the three-month period ended June 30, 1996. The increase was primarily attributable to changes in interest rates.

The Company's general and administrative expenses increased to $507,341 for the three-month period ended June 30, 1997, compared to $351,269 for the three-month period ended June 30, 1996. The increase was due primarily to the addition of several staff members, as well as additional expenses involved in administering the Company's increased bond servicing business and an increase in depreciation expense incurred for costs capitalized for remodeling of the Company's corporate office. The Company also incurred an expense of approximately $54,500.00 in connection with the termination in June 1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement.

The Company's income tax rate was 40.5% for both of the three-month periods ended June 30, 1997 and June 30, 1996.


                         PART II. OTHER INFORMATION

Item 1:   Legal Proceedings

          None.

Item 2:   Changes in Securities

          None.

Item 3:   Default Upon Senior Securities

          None.

Item 4:   Submission of Matters to a Vote of Security Holders

          None.

Item 5:   Other Information

          None.

Item 6:  Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               11 - Schedule of Computation of Earnings Per Share

               27 - Financial Data Schedule

          (b)  Reports on Form 8-K: None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLONIAL TRUST COMPANY


DATE: August 11, 1997                  BY:John K. Johnson
     ----------------                     -------------------------
                                          John K. Johnson
                                          Its: President


DATE: August 11, 1997                  BY:Cecil E. Glovier
     ----------------                     -------------------------
                                          Cecil E. Glovier
                                          Its: Chief Financial Officer