Form 10QSB
period 1997-09-30
COLONIAL TRUST CO /AZ
filed 1997-11-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                             Yes [X]   No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                             Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,777,401

Transitional Small Business Disclosure Format (check one):

                             Yes [ ]   No [X]

                             COLONIAL TRUST COMPANY

                                      INDEX


                                                               Page
                                                               ----
Part I.   Financial Information:

          Item 1:   Financial Statements                         3

                    Condensed Balance Sheets                     3

                    Condensed Statements of Operations           4

                    Condensed Statements of Cash Flows           5

                    Notes to Condensed Financial Statements      6

          Item 2.   Management's Discussion and Analysis or
                    Plan of Operation                           10

Part II.  Other Information

          Item 1:   Legal Proceedings                           13

          Item 2:   Changes in Securities                       13

          Item 3:   Default Upon Senior Securities              13

          Item 4:   Submission of Matters to a Vote of
                    Security Holders                            13

          Item 5:   Other Information                           13

          Item 6:   Exhibits and Reports on Form 8-K            13

SIGNATURES                                                      13

          Item 7:   Exhibit 11 - Schedule of Computation        14
                    Of Earnings Per Share

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        Condensed Balance Sheets
                  September 30, 1997 and March 31, 1997

                                                September 30,    March 31,
                                                    1997           1997
                                                ----------      ---------
                                                (Unaudited)
ASSETS

Cash and cash equivalents                       $  119,543       132,426
Receivables                                        289,000       150,228
Note receivable                                    375,042       361,057
Property, furniture and equipment, net             726,650       739,456
Goodwill, net                                      159,505       165,590
Other assets                                       175,033       166,443
                                                ----------     ---------

                                                $1,844,773     1,715,200
                                                ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities        $  116,786       113,610
Income tax payable                                  47,194        25,617
Deferred income taxes                               21,322        19,429
                                                ----------     ---------
 Total liabilities                                 185,302       158,656

Stockholders' equity:
Common stock, no par value;
  10,000,000 shares authorized,
  7,777,401 issued and outstanding                 554,942       554,942
Additional paid-in capital                         505,347       505,347
Retained earnings                                  599,182       496,255
                                                ----------     ---------
  Total stockholders' equity                     1,659,471     1,556,544
                                                ----------     ---------
                                                $1,844,773     1,715,200
                                                ==========     =========

           See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Operations (Unaudited)


                              Three-month periods ended  Six-month periods ended
                                     September 30,            September 30,
                                   1997         1996         1997      1996
                                 --------     -------     ---------   -------
Revenues from trust services:
  Bond servicing income          $419,053     318,969       784,522   591,477
  IRA servicing fees               96,030      68,299       228,592   161,185
  Trust fee income                 74,036      38,852       133,243    72,078
 Interest income                    9,503       8,290        19,073    16,572
                                 --------     -------     ---------   -------
Total revenue                     598,622     434,410     1,165,430   841,312
                                 ========     =======     =========   =======
General and administrative
  expenses                        485,084     358,054       992,425   724,434
                                 --------     -------     ---------   -------

Income before income taxes        113,538      76,356       173,005   116,878
                                 --------     -------     ---------   -------
Income taxes                       45,993      31,306        70,077    47,336

Net income                       $ 67,545      45,050       102,928    69,542
                                 ========     =======     =========   =======

Net income per common share      $   .009        .006          .013      .009
                                 ========     =======     =========   =======



    See accompanying notes to condensed financial statements and Exhibit 11.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)


                                                   Six-month periods
                                                  ended September 30,
                                                    1997        1996
                                                 ---------    --------
Cash flows from operating activities:
  Net income                                     $ 102,928     69,542
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization                                      6,085      6,085
   Depreciation                                     35,545     26,270
   Increase in other receivables                  (138,772)   (18,838)
   (Increase) Decrease in other assets              (8,590)     3,189
   Increase (Decrease) in accounts payable,
    accrued liabilities and income taxes            26,646     (8,542)
                                                 ---------   --------
Net cash provided by operating activities           23,842     77,706

Cash flows from investing activities:
  Purchase of property, furniture and equipment    (22,739)   (30,106)
  Purchase of note receivable                      (13,986)   (12,557)
  Payment of Note Payable                                0   (540,000)
  Decrease in investment securities                      0    464,883
                                                 ---------   --------
Net cash used in investing activities              (36,725)  (117,780)
                                                 ---------   --------
(Decrease) in cash and cash equivalents            (12,883)   (40,074)

Cash at beginning of period                        132,426    217,638
                                                 ---------   --------
Cash at end of period                            $ 119,543    177,564
                                                 =========   ========


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

          The Company serves as trustee under various bond indentures for issuers of bonds in 39 states. The issuers are primarily churches and other non-profit organizations. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of the bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholders.

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

          The Company is party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This space currently is utilized by the Personal Trust Division. This office lease terminates on February 14, 1998. The Company will not be renewing this lease.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

     Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" (as defined in the legislation) by December 31, 1997. At September 30, 1997, the Company's total net capital was approximately $1,659,471, of which $159,000 was considered liquid (as the Company interprets the State Banking Department definition of liquid capital), compared to net capital of $1,556,000 at March 31, 1997, of which none was considered liquid. As of November 13, 1997, $234,000 is considered liquid (as the Company interprets the State Banking Department definition of liquid capital). The Company is in the process of clarifying its interpretation of the above State Banking Department requirement. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by December 31, 1998 and liquid net capital of $500,000 by December 31, 1999. At this time, the Company has no other sources of capital or liquidity available to the Company, other than interest income earned and fees received by the Company. Management believes that net income from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company and the liquidity requirements imposed by the recently-passed legislation for the foreseeable future, although there may be no assurance in this regard.

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

     The Company's cash and cash equivalents decreased from $132,426 on March 31, 1997 to $119,543 on September 30, 1997, while the note receivable increased from $361,057 on March 31, 1997 to $375,042 on September 30, 1997. The decrease in cash and cash equivalents was due to the results of operations and the increase in the note receivable were primarily due to the reinvestment of interest earned on the note receivable. The Company's property and equipment increased from $965,576 on March 31, 1997 to $988,315 on September 30, 1997. The increase was primarily due to the purchase of additional furniture, equipment and computer software.

Results of Operations - Three-month and Six-month Periods Ended September 30,
1997

     The Company reported increases in net income for both the three-month and six-month periods ended September 30, 1997 compared to comparable prior periods. The Company had net income of $67,545, or $.009 per share, for the three-month period ended September 30, 1997, compared to net income of $45,050, or $.006 per share, for the three-month period ended September 30, 1996. The Company had net income of $102,928, or $.013 per share, for the six-month period ended September 30, 1997, compared to net income of $69,542, or $.009 per share, for the six-month period ended September 30, 1996. The Company had total revenue of $598,622 for the three-month period ended September 30, 1997, compared to total revenue of $434,410 for the three-month period ended September 30, 1996. The Company had total revenue of $1,165,430 for the six-month period ended September 30, 1997, compared to total revenue of $814,312 for the six-month period ended September 30, 1996.

     The  Company's  bond  servicing   income  increased  to  $419,053  for  the
three-month period ended September 30, 1997, compared to $318,969 for the three-month period ended September 30, 1996. The Company's bond servicing income increased to $784,522 for the six-month period ended September 30, 1997, compared to $591,477 for the six-month period ended September 30, 1996. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of September 30, 1997, the Company served as trustee for the benefit of bondholders on 508 bond offerings totaling approximately $364,000,000 in original principal amount; as of September 30, 1996, the Company was serving as trustee for the benefit of bondholders on 367 bond offerings totaling approximately $283,000,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

     Income from IRA Accounts increased to $96,030 for the three-month period ended September 30, 1997, compared to $68,299 for the three-month period ended September 30, 1996. Income from IRA Accounts increased to $228,592 for the six-month period ended September 30, 1997, compared to $161,185 for the six-month period ended September 30, 1996. These increases were due primarily to an increase in the number of IRA accounts serviced by the Company. As of
September 30, 1997, the Company served as trustee for approximately 6,900 self-directed Individual Retirement Accounts with total assets of approximately $134,000,000; as of September 30, 1996, the Company served as trustee for 5,346 self-directed Individual Retirement Accounts with total assets of approximately $101,500,000.

     Trust fee income for the Personal Trust Division totaled $74,036 for the three-month period ended September 30, 1997, compared to $38,852 for the three-month period ended September 30, 1996. Trust fee income for the Personal Trust Division totaled $133,243 for the six-month period ended September 30, 1997, compared to $72,078 for the six-month period ended September 30, 1996. These increases were due to an increase in the number of accounts for which the Company serves as trustee or agent.

     Interest  income  increased  to $9,503  for the  three-month  period  ended
September 30, 1997, compared to $8,290 for the three-month period ended September 30, 1996. Interest income increased to $19,073 for the six-month period ended September 30, 1997 compared to $16,572 for the six-month period ended September 30, 1996. The increases were primarily attributable to changes in interest rates.

     The Company's general and administrative expenses increased to $485,084 for the three-month period ended September 30, 1997, compared to $358,054 for the three-month period ended September 30, 1996. The Company's general and administrative expenses increased to $992,425 for the six-month period ended September 30, 1997, compared to $724,434 for the six-month period ended September 30, 1996. The increases were due primarily to the addition of several staff members, as well as additional expenses involved in administering the Company's expanding bond servicing business and an increase in depreciation expense related to the recent remodeling of the Company's corporate office. The Company also incurred an expense of approximately $54,500.00 in connection with the termination in June 1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement.

     The Company's income tax rate was 40.5% for both of the three-month periods ended September 30, 1997 and September 30, 1996. The Company's income tax rate was 40.5% for the both of the six-month periods ended September 30, 1997 and September 30, 1996.

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
                                     COLONIAL TRUST COMPANY

DATE: November 13, 1997              BY: /s/ John K. Johnson
     ------------------              -------------------------
                                     John K. Johnson
                                     Its: President

DATE: November 13, 1997              BY: Cecil E. Glovier
     ------------------              -------------------------
                                     Cecil E. Glovier
                                     Its: Chief Financial Officer