Form 10QSB
period 1997-12-31
COLONIAL TRUST CO /AZ
filed 1998-02-17
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997

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

                   5336 N. 19th Avenue, Phoenix, Arizona 85015
                   -------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 7,740,401

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

          Item 7:   Exhibit 11 - Schedule of Computation
                    Of Earnings Per Share

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        Condensed Balance Sheets
                  December 31, 1997 and March 31, 1997

                                            December 31, 1997    March 31, 1997
                                            -----------------    --------------
ASSETS                                        (Unaudited)

Cash and cash equivalents                    $  166,872             132,426
Receivables                                     317,640             150,228
Note receivable                                 382,277             361,057
Property, furniture and equipment, net          719,934             739,456
Goodwill, net                                   156,462             165,590
Other assets                                    128,559             166,443
                                             ----------           ---------
                                             $1,871,744           1,715,200
                                             ==========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities     $  123,147             113,610
Income tax payable                               26,598              25,617
Deferred income taxes                            21,322              19,429
                                             ----------           ---------
 Total liabilities                              171,067             158,656

Stockholders' equity:
Common stock, no par value;
  25,000,000 shares authorized,
  7,740,401 and 7,777,401
  issued and outstanding                        554,942             554,942
Additional paid-in capital                      505,347             505,347
Retained earnings                               640,388             496,255
                                             ----------           ---------
  Total stockholders' equity                  1,700,677           1,556,544
                                             ----------           ---------
                                             $1,871,744           1,715,200
                                             ==========           =========

See accompanying notes to condensed financial statements.

                          COLONIAL TRUST COMPANY

                Condensed Statements of Operations (Unaudited)

                                       Three-month periods    Nine-month periods
                                        ended December 31,    ended December 31,
                                        1997       1996       1997        1996
                                        ----       ----       ----        ----
Revenues from trust services:
  Bond servicing income               $394,331   314,460   1,178,853     905,937
  IRA servicing fees                    88,617    69,565     317,209     230,750
  Trust fee income                      73,427    53,353     206,670     125,431
  Interest income                       10,402     8,907      29,475      25,479
                                      --------   -------   ---------   ---------

Total revenue                          566,777   446,285   1,732,207   1,287,597
                                      ========   =======   =========   =========

General and administrative
  expenses                             477,580   390,085   1,470,005   1,114,519
                                      --------   -------   ---------   ---------

Income before income taxes              89,197    56,200     262,202     173,078

Income taxes                            36,892    22,715     106,969      70,051
                                      --------   -------   ---------   ---------

Net income                            $ 52,305    33,485     155,233     103,027
                                      ========   =======   =========   =========

Basic Net income per
  common share                        $   .007      .004        .020        .013
                                      ========   =======   =========   =========

Diluted Net income per
  common share                        $   .007       N/A        .020         N/A
                                      ========   =======   =========   =========

See accompanying notes to condensed financial statements and Exhibit 11.

                            COLONIAL TRUST COMPANY

                Condensed Statements of Cash Flows (Unaudited)

                                                            Nine-month periods
                                                            ended December 31,
                                                            1997         1996
                                                            ----         ----
Cash flows from operating activities:
  Net income                                             $ 155,233      103,027
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization                                              9,128        9,127
   Depreciation                                             52,852       41,403
   Increase in receivables                                (167,412)     (35,576)
   Decrease in other assets                                 37,884        9,861
   Increase in accounts payable,
    accrued liabilities and income taxes                    12,411       27,328
                                                         ---------     --------
Net cash provided by operating activities                  100,096      155,170
                                                         ---------     --------
Cash flows from investing activities:
  Purchase of property, furniture and equipment            (33,330)     (87,936)
  Purchase of note receivable                              (21,220)     (19,047)
  Payment of Note Payable                                        0     (540,000)
  Decrease in investment securities                              0      464,883
                                                         ---------     --------

Net cash used in investing activities                      (54,550)    (182,100)
                                                         ---------     --------
Cash flows from financing activities:
  Purchase of common stock                                 (11,100)           0

Net cash used in financing activities                      (11,100)           0
                                                         ---------     --------

Increase (Decrease) in cash and
  cash equivalents                                          34,446      (26,390)

Cash and cash equivalents at beginning of period           132,426      217,638
                                                         ---------     --------
Cash and cash equivalents at end of period               $ 166,872      190,708
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

     (c) Computation of Basic and Diluted Net Income Per Common Share

          Income per share included in the financial statements is based on a weighted average of 7,773,857 shares of Common Stock outstanding as of December 31, 1997 and 7,777,401 shares of Common Stock outstanding as of December 31, 1996. The Company repurchased and retired 37,000 shares of Common Stock, at $.30 per share, during the three-month period ended December 31, 1997.

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

     The Company is party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This space currently is utilized by the Personal Trust Division. This office lease terminates on February 14, 1998. The Company does not intend to renew this lease.

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

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

     This Form 10-QSB may contain one or more forward-looking statements within the meaning of Section 21 E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued involvement in each of its current businesses; the continued employment of key management, including John Johnson, the Company's Chief Executive Officer, Marv Hoeflinger, the Company's Vice President of Business Development, Bud Olson, the Company's Vice President of Business Development - Personal Trust business, and Christopher J. Olson, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company; the Company's success in being repaid on the bonds it purchases or the loans it makes under the Bond Repurchase Program; the continuation of the Company's investment advisory agreement with Hackett Investment Advisors ("HIA"), pursuant to which HIA provides investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

          Under legislation passed by the State of Arizona effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000, of which $166,666 must be "liquid" (as defined in the legislation) by December 31, 1997. At December 31, 1997, the Company's total net capital was approximately $1,711,777, of which $166,666 was considered liquid (as the Company interprets the State Banking Department's definition of liquid capital), compared to net capital of $1,556,000 at March 31, 1997, of which none was considered liquid. The Company received clarification from the State Banking Department in early January 1998 and was notified that its interpretation of "liquid" did not meet the requirement. The Company immediately purchased a certificate of deposit in the amount $166,666, which does meet the State Banking Department's definition of "liquid" capital. As of the date hereof, the Company is in compliance with the net capital requirements of the State Banking Department. Additionally, the legislation requires the Company to have liquid net capital of $333,332 by December 31, 1998 and liquid net capital of $500,000 by December 31, 1999. At this time, the Company has no other sources of capital or liquidity available to the Company, other than income earned and fees received by the Company. Management believes that net income from future operations, together with existing capital resources of the Company, will be sufficient to meet the capital needs of the Company and the liquidity requirements imposed by the recently-passed legislation for the foreseeable future, although there may be no assurance in this regard.

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

          The Company's cash and cash equivalents increased from $132,426 on March 31, 1997 to $166,872 on December 31, 1997, while the note receivable increased from $361,057 on March 31, 1997 to $382,277 on December 31, 1997. The increase in cash and cash equivalents was due to the results of operations, and the increase in the note receivable was primarily due to the reinvestment of interest earned on the note receivable. The Company's property and equipment increased from $965,576 on March 31, 1997 to $998,906 on December 31, 1997. The increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees.

RESULTS OF OPERATIONS - THREE-MONTH  AND  NINE-MONTH  PERIODS ENDED DECEMBER 31,
1997

          The Company reported increases in net income for both the three-month and nine-month periods ended December 31, 1997 compared to comparable prior periods. The Company had net income of $52,305, or $.007 per share, for the three-month period ended December 31, 1997, compared to net income of $33,485, or $.004 per share, for the three-month period ended December 31, 1996; a 56.2% increase. The Company had net income of $155,233 or $.020 per share, for the nine-month period ended December 31, 1997, compared to net income of $103,027, or $.013 per share, for the nine-month period ended December 31, 1996; a 50.7% increase. The Company had total revenue of $566,777 for the three-month period ended December 31, 1997, compared to total revenue of $446,285 for the three-month period ended December 31, 1996; a 27.0% increase. The Company had total revenue of $1,732,207 for the nine-month period ended December 31, 1997, compared to total revenue of $1,287,597 for the nine-month period ended December 31, 1996; a 34.5% increase.

          The Company's bond servicing income increased to $394,331 for the three-month period ended December 31, 1997, compared to $314,460 for the three-month period ended December 31, 1996; a 25.4% increase. The Company's bond servicing income increased to $1,178,853 for the nine-month period ended December 31, 1997, compared to $905,937 for the nine-month period ended December 31, 1996; a 30.1% increase. The increase was primarily attributable to the increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of December 31, 1997, the Company served as trustee for the benefit of bondholders on 400 bond offerings totaling approximately $313,200,000 in original principal amount; as of December 31, 1996, the Company was serving as trustee for the benefit of bondholders on 337 bond offerings totaling approximately $265,900,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

          Income from IRA Accounts increased to $88,617 for the three-month period ended December 31, 1997, compared to $69,565 for the three-month period ended December 31, 1996; a 27.4% increase. Income from IRA Accounts increased to

$317,209 for the nine-month period ended December 31, 1997, compared to $230,750 for the nine-month period ended December 31, 1996; a 37.5% increase. These increases were due primarily to an increase in the number of IRA accounts serviced by the Company. IRA accounts are serviced by both the Corporate Trust Division and the Personal Trust Division of the Company. As of December 31, 1997, the Company served as trustee for approximately 6,322 self-directed Individual Retirement Accounts with total assets of approximately $138,000,000; as of December 31, 1996, the Company served as trustee for 5,668 self-directed Individual Retirement Accounts with total assets of approximately $113,500,000.

          Trust fee income for the Personal Trust Division totaled $73,427 for the three-month period ended December 31, 1997, compared to $53,353 for the three-month period ended December 31, 1996; a 37.6% increase. Trust fee income for the Personal Trust Division totaled $206,670 for the nine-month period ended December 31, 1997, compared to $125,431 for the nine-month period ended December 31, 1996; a 64.8% increase. These increases were due to an increase in the number of accounts for which the Company serves as trustee or agent.

          Interest income increased to $10,402 for the three-month period ended December 31, 1997, compared to $8,907 for the three-month period ended December 31, 1996; a 16.8% increase. Interest income increased to $29,475 for the nine-month period ended December 31, 1997 compared to $25,479 for the nine-month period ended December 30, 1996; a 15.7% increase. The increases were primarily attributable to changes in interest rates.

          The  Company's  general  and  administrative   expenses  increased  to
$477,580 for the three-month period ended December 31, 1997, compared to $390,085 for the three-month period ended December 31, 1996; a 22.4% increase. The Company's general and administrative expenses increased to $1,470,005 for the nine-month period ended December 31, 1997, compared to $1,114,519 for the nine-month period ended December 31, 1996; a 31.9% increase. The increases were due primarily to the addition of several staff members, as well as additional expenses involved in administering the Company's expanding bond servicing business and an increase in depreciation expense related to the recent remodeling of the Company's corporate office. The Company also incurred an expense of approximately $54,500.00 in connection with the termination in June 1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement. However, the Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 84.3% for the three-month period ended December 31, 1997 compared to 87.4% for the comparable prior period, and decreased to 84.9% for the nine-month period ended December 31, 1997 compared to 86.6% for the comparable prior period. The foregoing decreases reflect the Company's ability to spread its general ad administrative expenses over an expanding revenue base.

          The Company's effective income tax rate was 41.4% and 40.4%, respectively, for the three-month periods ended December 31, 1997 and December 31, 1996. The Company's effective income tax rate was 40.8% and 40.5%, respectively, for the nine-month periods ended December 31, 1997 and December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

          None.

ITEM 2:   CHANGES IN SECURITIES

          None.

ITEM 3:   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5:   OTHER INFORMATION

          None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               Exhibit 11 - Schedule of Computation of Earnings per Share

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K: None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                     COLONIAL TRUST COMPANY

DATE: February 13, 1998              BY: /s/ John K. Johnson
                                         --------------------------------
                                             John K. Johnson
                                             Its: President

DATE: February 13, 1998              BY: /s/ Cecil E. Glovier
                                         --------------------------------
                                             Cecil E. Glovier
                                             Its: Chief Financial Officer
                                       13