Form 10KSB40
period 1998-03-31
COLONIAL TRUST CO /AZ
filed 1998-06-30
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to_______.

                          Commission File No. 000-18887

                             COLONIAL TRUST COMPANY
                 (Name of small business issuer in its charter)

        Arizona                                           75-2294862
(State of Incorporation)                    (IRS Employer Identification Number)

                   5336 N. 19th Avenue, Phoenix, Arizona 85015
                    (Address of principal executive offices)

                                  602-242-5507
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuers' revenues for its most recent fiscal year: $2,346,610.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,316,253 as of June 1, 1998.

As of June 1, 1998, 7,720,842 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                            Page

PART I
     Item  1:  Description of Business...................................    3
     Item  2:  Description of Properties.................................   12
     Item  3:  Legal Proceedings.........................................   12
     Item  4:  Submission of Matters to a Vote of
               Security Holders .........................................   12

PART II
     Item  5:  Market for Common Equity and Related
               Stockholder Matters.......................................   13
     Item  6:  Management's Discussion and Analysis
               or Plan of Operation......................................   13
     Item  7:  Financial Statements......................................   22
     Item  8:  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure......................................   36

PART III
     Item  9:  Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.........................   36
     Item 10:  Executive Compensation....................................   38
     Item 11:  Security Ownership of Certain Beneficial
               Owners and Management.....................................   41
     Item 12:  Certain Relationships and Related
               Transactions..............................................   42
     Item 13:  Exhibits and Reports on Form 8-K..........................   43

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Forward Looking Statements

     This report contains forward looking statements relating to Colonial Trust Company (the "Company"). Additional written or oral forward looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are with the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projection of revenues, income, or loss, estimates of capital expenditures, plans for the future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information , future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business-Growth Plans," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

General

     The Company was incorporated under the laws of the State of Arizona on August 15, 1989. The business operations of the Company commenced on September 11, 1989. From the time of its organization through September 30, 1990, the Company was a wholly-owned subsidiary of Church Loans and Investments Trust ("Church Loans"), a real estate investment trust located in Amarillo, Texas. On October 1, 1990, all of the capital stock of the Company was distributed to the stockholders of Church Loans on the basis of one share of common stock of the Company for each share of Church Loans stock owned on such date.

     On September 11, 1989, the Company began providing trust services to the public. These services included serving as trustee on inter vivos and testamentary trusts, serving as the legal representative of estates of decedents and wards, serving as the custodian under individual retirement accounts ("IRA Accounts"), and serving as trustee for bond offerings of churches and other non-profit organizations. The Company is presently primarily engaged in the business of serving as trustee and paying agent on bond programs of churches and other non-profit organizations. The Company also serves as trustee for IRA Accounts. Through its Personal Trust Division, the Company provides traditional investment management, administration and custodial services for customers with trust assets. See "Trust Services, Personal Trust Division."

Bond Offering Services

     The Company's primary business historically has been serving as trustee and paying agent for bond offerings of churches and other non-profit organizations. According to the National Association of Securities Dealers, the total principal amount of bonds issued in the U.S. by non-profit organizations in 1997 and 1996 was approximately $360 million and $352 million, respectively. The overwhelming majority of these bonds are sold by broker-dealers in offerings which are exempt from registration under federal and state securities laws.

     In its capacity as trustee for bond offerings of non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering. The Company invests such proceeds in U.S. Treasury Obligation Money Market Mutual Funds according to the terms of the Company's investment policy and the applicable trust indenture. The Company also receives periodic sinking fund payments (payments of interest on the bonds by the non-profit organizations, typically made on a weekly basis) on their respective due dates. In its capacity as paying agent, the Company distributes the sinking fund payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds (typically real estate and related improvements owned by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

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

     As of March 31, 1998, the Company had served as trustee and paying agent on 486 bond offerings totaling approximately $390 million in original principal amount. The foregoing includes a total of 79 bond offerings in original principal amount of approximately $71 million originated in the fiscal year ended March 31, 1998. The Company's revenues from these activities represented approximately 67% of the Company's aggregate revenues for the year ended March 31, 1998. See "Item 6- Management's Discussion and Analysis or Plan of Operation
- Results of Operations for the Years Ended March 31, 1998 and 1997."

     As of March 31, 1998, all bond programs for which the Company was serving as trustee and paying agent had been originated by fourteen broker/dealers, and four of those broker/dealers had originated bonds representing approximately 70% of the aggregate principal amount of all bonds for which the Company was serving as trustee and paying agent. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

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

     At March 31, 1998, the Company was serving as trustee for 6,644 IRA Accounts with an aggregate value of approximately $143 million, including 141 IRA Accounts with an aggregate value of approximately $26 million serviced by the Company's Personal Trust Division. Revenue from the Company's activities in this area represented approximately 19% of the Company's aggregate revenues for the year ended March 31, 1998. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 1998 and 1997."

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

     The Personal Trust Division  provides  traditional  investment  management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA Accounts. At March 31, 1998, the Personal Trust Division served as trustee or agent for 183 trust, other accounts, or investment agency accounts with a fair market value of approximately $51 million, and served as custodian for approximately 141 IRA Accounts with a fair market value of approximately $26 million.

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

     The Company is party to an investment advisory agreement dated September 1995 with Hackett Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, the Company designates HIA, and HIA serves for the Company, as investment advisor on a portion of the investment accounts of the Personal Trust Division. HIA further refers to the Personal Trust Division all business opportunities for which an independent corporate fiduciary is necessary or appropriate. The Company pays HIA 30% of the gross fees collected by the Company from the Company's investment management accounts receiving HIA advisory services. The agreement with HIA was scheduled to terminate on January 31, 1998. The parties have extended the agreement while they negotiate a new agreement. As of the date hereof, such negotiations were continuing.

     The Company is also party to an investment advisory agreement dated January 2, 1997 with Wright Investors Services ("WIS"). WIS is an investment advisor located in Bridgeport, Connecticut. Pursuant to this agreement, the Company designates WIS, and WIS serves for the Company, as investment advisor on a portion of the designated investment accounts of the Personal Trust Division.

The Company pays WIS 30% or 10%, depending upon the type of account, of the gross fees collected by the Company from the Company's investment management accounts for which WIS serves as investment advisor. The initial term of the agreement continued in effect through January 31, 1998. The agreement automatically renews for subsequent terms of one year each, unless either party notifies the other in writing, at least three months in advance of the anniversary date of its intent to terminate the agreement. The agreement was automatically renewed on January 2, 1998 and continues in effect until January 2,1999.

     The Company was formerly a party to an employment agreement with A. R. "Bud" Olson, who has primary responsibility for developing trust business for the Personal Trust Division. By mutual agreement, the Company and Mr. Olson decided not to renew the employment agreement (which terminated on December 31, 1997), and Mr. Olson currently serves as an at-will employee of the Company. Mr. Olson has 38 years of experience as a trust professional, including 8 years of experience as a trust professional in Phoenix. The profitability of the Personal Trust Division is dependent in large part on the efforts of Mr. Olson and, to a lesser extent, HIA, to generate new trust business and upon the ability of HIA and WIS to manage the trust accounts resulting from these efforts. Revenues from the Personal Trust Division, including IRA servicing fees-personal, represented approximately 16% of the Company's aggregate gross revenues for the year ended March 31, 1998. See "-Growth Plans", "Item 10 Executive Compensation-Employment Agreements" and "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 1998 and 1997."

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

     The Company intends to attempt to expand its non-profit bond servicing operations by(i) attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company also intends to attempt to develop additional sources of revenue by serving as paying agent for non-profit loan funds established by denominations of various religious organizations. The Company may establish a bond loan program whereby a bond issuer meeting certain financial criteria could borrow funds from the Company by pledging unsold bonds of the offering as collateral for such loan in an amount equal to the loan. Bonds held as collateral for the loan would accrue interest to the Company offsetting the interest charged for the loan. In addition to the interest earned on the loaned funds, the Company would earn a loan commitment fee. Mr. Hoeflinger will bear significant responsibility for such matters. See "Item 9-Directors, Executive Officers, Promoters and Control Persons-Employment Agreements." There may be no assurance that the Company will be successful in its efforts to increase bond servicing revenues or to develop additional sources of revenue. See "Management's Discussion and Analysis or Plan of Operation Results of Operations for the Years Ended March 31, 1998 and 1997."

     The Company intends to attempt to expand its IRA Account servicing business through (i) attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship, and (ii) investment seminars emphasizing the

Company's ability and willingness to allow church bonds as a self-directed IRA investment. There may be no assurance that the Company will be successful in its efforts to increase IRA Account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 1998 and 1997."

     The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. The Company will be dependent primarily upon the efforts of Bud Olson, the Personal Trust Division's Vice President of Marketing, and HIA, with whom the Company has an investment advisory agreement, with respect to these matters. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 1998 and 1997."

     THE FOREGOING DISCUSSION ENTITLED "GROWTH PLANS" CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS

SUBJECT TO THE SAFE HARBORS CREATED THEREBY. THE COMPANY'S ACTUAL FUTURE OPERATIONS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG
OTHERS: THE COMPANY'S CONTINUED INVOLVEMENT IN EACH OF ITS CURRENT BUSINESSES; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT, INCLUDING MESSRS. HOEFLINGER, OLSON AND JOHN JOHNSON, THE COMPANY'S CHIEF EXECUTIVE OFFICER; THE SUCCESS OF MESSRS. HOEFLINGER AND OLSON IN THEIR RESPECTIVE BUSINESS DEVELOPMENT EFFORTS; THE COMPANY'S SUCCESS IN MAINTAINING ITS EXISTING RELATIONSHIPS WITH BROKER/ DEALERS WHO SERVE AS REFERRAL SOURCES FOR THE COMPANY; THE COMPANY'S SUCCESS IN DEVELOPING ADDITIONAL RELATIONSHIPS WITH BROKER/DEALERS WHO CAN SERVE AS NEW SOURCES OF REFERRALS FOR THE COMPANY; THE CONTINUATION OF THE COMPANY'S INVESTMENT ADVISORY AGREEMENTS WITH WIS AND HIA AND THEIR SUCCESS IN MANAGING THE TRUST AND IRA ACCOUNTS FOR WHICH IT PROVIDES SERVICES; NO MATERIAL CHANGES IN EXISTING LAWS, RULES OR REGULATIONS AFFECTING THE COMPANY'S OPERATIONS; COMPETITIVE FACTORS, SUCH AS INCREASED COMPETITION FOR THE COMPANY'S SERVICES IN ONE OR MORE OF THE ABOVE BUSINESSES; AN INCREASE IN INTEREST RATES OR OTHER ECONOMIC FACTORS HAVING AN ADVERSE IMPACT ON THE COMPANY'S NON-PROFIT BOND SERVICING BUSINESS; AND OTHER FACTORS SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Competition

     The Company's primary competitors in the non-profit bond servicing business are Reliance Trust Company, Herring Bank, American Church Trust Company and National City Bank. Some of these companies have significantly greater financial and other resources than the Company. Increased success by these competitors or increased competition from additional sources could have a material adverse effect on the Company's financial condition and results of operations.

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

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $1,756,469 on March 31, 1998. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998 and December 31, 1999, respectively. At March 31, 1998, $168,206 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company.

     The Company believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

Employees

     At March 31, 1998, the Company employed 31 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

     The Company was also a party to a lease for commercial office space formerly occupied by Camelback as its executive office in Scottsdale, Arizona. The office lease terminated on February 14, 1998.

ITEM 3. LEGAL PROCEEDINGS.

     On November 1, 1996, a former employee of the Company filed a charge of race discrimination before the Civil Rights Division of the Arizona Attorney General's office (the "Agency"). The action was filed subsequent to the employee's discharge by the Company. The Company filed its statement of position on December 12, 1996, in which the Company denied all allegations of discrimination or wrongdoing with respect to the former employee, and on January 27, 1997, the Company also filed responses to the Agency's interrogatories. The Agency failed to take action before the expiration of the Arizona statute of limitations. The matter has therefore been referred to the United States Equal Employment Opportunity Commission (" EEOC") and is pending before that agency. At the present time, the Company has been advised by its counsel in this matter that, in the opinion of such counsel, it is too early in the administrative process to make a determination concerning the potential outcome of such proceeding or the potential liability of the Company as a result of this proceeding or other potential proceedings. While management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company, there can be no assurance how the EEOC will ultimately rule on this matter and whether subsequent litigation will be filed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 1, 1998, the Company had approximately 3,200 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See "Business-Regulation, Licensing and Supervision".

     Initial purchases and sales of the Company's Common Stock occurred in January 1991. See Item 1 - "Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 1998, were $.30 and $.23 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Years Ended March 31, 1998 and 1997.

     The Company had net earnings of $214,358, or $.03 per share, for the fiscal year ended March 31, 1998, compared to net earnings of $163,725, or $.02 per share, for the year ended March 31, 1997, an increase of 31%. The Company had total revenue of $2,346,610 for the year ended March 31, 1998, compared to total revenue of $1,786,245 for the prior year, an increase of 31%.

     The Company's bond servicing income increased to $1,582,917 for the year ended March 31, 1998, compared to $1,226,591 for the year ended March 31, 1997 an increase of 29%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1998, the Company was serving as trustee and paying agent on 418 bond offerings totaling approximately $315,000,000 in original principal amount; at March 31, 1997, the Company was serving as trustee and paying agent on 360 bond offerings totaling approximately $267,000,000 in original principal amount. The Company anticipates that its bond servicing income will increase in the year ending March 31, 1999, by approximately 15% - 25% over current year levels as a result of an increase in the number and principal amount of bond offerings for which the Company serves as trustee and paying agent.

     Revenue from the Company's IRA Account servicing activities increased to $443,991 for the year ended March 31, 1998 compared to $352,018 for the fiscal year ended March 31, 1997, an increase of 26% due primarily to an increase in the number of IRA Accounts serviced by the Company. At March 31, 1998, the Company serviced 6,644 IRA Accounts with an aggregate value of approximately $143,000,000, including 141 IRA Accounts with an aggregate value of approximately $26,000,000 serviced by the Personal Trust Division; at March 31, 1997, the Company serviced 6,186 IRA Accounts with an aggregate value of approximately $124,000,000. The Company anticipates that its IRA servicing revenue will increase in the fiscal year ending March 31, 1999 by approximately 10% - 20% over current-year levels as a result of an increase in the number of IRA Accounts serviced by the Company.

     Trust income derived from the Personal Trust Division increased to $279,903 for the fiscal year ended March 31, 1998, compared to 173,603 for the prior fiscal year , an increase of 61%. At March 31, 1998, the Personal Trust Division served as trustee or agent for 183 trust, other accounts, or investment accounts with a fair market value of approximately $51 million. The Company anticipates that trust income will increase by approximately 20-40% in fiscal 1999.

     Interest income increased slightly to $39,799 for the fiscal year ended March 31, 1998, compared to $34,033 in the prior fiscal year, an increase of 17%. The increase was primarily attributable to a larger balance held for investment.

     The Company's general and administrative expenses increased in the aggregate to $1,984,485 for the fiscal year ended March 31, 1998, compared to $1,522,020 for the prior fiscal year, and decreased to 84.5% of revenues for the fiscal year ended March 31, 1998, from 85.2% of revenues in the prior fiscal year. The Company anticipates that general and administrative expenses will increase in the aggregate in fiscal 1999 but will remain relatively constant or decrease slightly as a percentage of revenues from fiscal 1998 levels as a result of spreading these increased costs over a larger revenue base.

     THE FOREGOING DISCUSSION CONTAINS VARIOUS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED THEREBY. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING FACTORS, AMONG OTHERS: THE COMPANY'S CONTINUED

INVOLVEMENT IN EACH OF ITS CURRENT LINES OF BUSINESS; THE COMPANY'S SUCCESS IN MAINTAINING RELATIONSHIPS WITH THE BROKER/DEALERS WITH WHOM IT CURRENTLY DOES BUSINESS; THE SUCCESS OF THE COMPANY'S EFFORTS TO DEVELOP RELATIONSHIPS WITH OTHER BROKER/DEALERS WHO CAN SERVE AS A SOURCE OF REFERRALS FOR THE COMPANY; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT; THE SUCCESS OF MESSRS. HOEFLINGER AND OLSON IN THEIR BUSINESS DEVELOPMENT EFFORTS ON BEHALF OF THE COMPANY; THE CONTINUATION OF THE COMPANY'S INVESTMENT ADVISORY AGREEMENT WITH HIA AND THE SUCCESS OF HIA IN MANAGING THE TRUST AND INVESTMENT AGENCY ACCOUNTS FOR WHICH IT PROVIDES SERVICES; INCREASED STAFFING OR OFFICE NEEDS NOT CURRENTLY ANTICIPATED; INCREASED COMPETITION FOR THE COMPANY'S SERVICES, COMPETITIVE PRESSURES OR PRICES FOR THE COMPANY'S SERVICES; AND CHANGES IN RULES AND REGULATIONS ADVERSELY IMPACTING THE COMPANY'S LINES OF BUSINESS.

Results of  Operations  for the Years Ended  March 31,  1997 and 1996.

     The Company had net earnings of $163,725, or $.02 per share, for the fiscal year ended March 31, 1997, compared to net earnings of $142,360, or $.02 per share, for the year ended March 31, 1996, an increase of 15%. The Company had total revenue of $1,786,245 for the year ended March 31, 1997, compared to total revenue of $1,190,356 for the fiscal year ended March 31, 1996, an increase of 50%.

     The Company's bond servicing income increased to $1,226,591 for the fiscal year ended March 31, 1997, compared to $889,601 for the fiscal year ending March 31, 1996, an increase of 38%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1997, the Company was serving as trustee and paying agent on 360 bond offerings totaling approximately $267,000,000 in principal amount; at March 31, 1996, the Company was serving as trustee and paying agent on 314 bond offerings totaling approximately $243,000,000 in principal amount.

     Revenue from the Company's IRA servicing activities increased to $352,018 for the fiscal year ended March 31, 1997, compared to $212,033 for the fiscal year ended March 31, 1996, an increase of 66%, due primarily to an increase in the number of IRA Accounts serviced by the Company. At March 31, 1997, the Company serviced 6,186 IRA Accounts with an aggregate value of $124,000,000, including 104 self-directed IRA accounts with an aggregate value of $26,000,000 serviced by Camelback Trust Company; at March 31, 1996, the Company serviced 4,723 IRA Accounts with an aggregate value of approximately $90,000,000.

     Trust income increased to $173,603 for fiscal year ended March 31, 1997, compared to $56,088 for the fiscal year ended March 31, 1996. The trust income for fiscal 1996 represents revenues derived from Camelback's investment management accounts for the period November 1, 1995 to March 31, 1996.

     Interest income increased to $34,033 for the fiscal year ended March 31, 1997, compared to $32,634 for the fiscal year ended March 31, 1996. The increase was primarily attributable to a larger balance held for investment.

     The Company's general and administrative expenses increased in the aggregate to $1,522,020 for the fiscal year ended March 31, 1997, compared to $951,092 for the fiscal year ended March 31, 1996 and increased to 85.2% of revenues in the fiscal 1997 from 79.8% of revenues in the previous fiscal year. This increase was attributable to the following factors: (i) salary and related costs attributable to the addition of Mr. Hoeflinger and nine administrative staff members; and (ii) other additional expenses related to administering the Company's increased bond servicing business.

Liquidity and Capital Resources

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $1,756,469 on March 31, 1998. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998 and December 31, 1999, respectively. At March 31, 1998, $168,206 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. Net cash provided by operating activities was $150,482 for the year ended March 31, 1998. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

Accounting Matters

Earnings per share: In February 1997, the Financial Accounting Standards Board issued SAS No. 128, "Earnings Per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB

Opinion No. 15. This Statement replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. This Statement is effective for periods ending after December 15, 1997. Basic and diluted EPS, as calculated under SAS No. 128, would have been $.03 and $.03 for the fiscal year ended March 31, 1998. Basic and diluted EPS, as calculated under SAS No. 128, would have been $.02 and $.02 for the fiscal year ended March 31, 1997.

Risk Factors

     No Trading Market for Common Stock

     The Company's Common Stock is not listed on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Common Stock. The Company intends to pursue the listing of its Common Stock on Nasdaq or a securities exchange in the future. However, the Company currently does not meet the listing requirements of Nasdaq or any securities exchange, and there may be no assurance that the Company will qualify for such a listing in the future. Until the Company is successful in procuring a listing for its Common Stock on Nasdaq or a securities exchange, the Company will attempt to match shareholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, based on historical trading volume in the Company's Common Stock, a shareholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he need or wish to do so.

     Dependence on Key Personnel and Management of Growth

     The Company's future success will depend upon the continued services of the Company's senior management. The unexpected loss of the services of any of the Company's senior management personnel could have a material adverse effect upon the Company. The Company has entered into employment agreements with certain of its senior management. See "Item 10: Executive Compensation-Employment Agreements." The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel to manage the future growth of the Company. There may be no assurance that the Company will be successful in attracting and retaining such personnel. Further, the Company's ability to manage growth successfully will require the Company to continue to improve its management and financial controls. Failure to do so could have a material adverse effect upon the Company's operating results and financial condition.

     Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing
     Revenues

     The Company's future financial performance will depend in part upon the size of the non-profit bond market. According to the NASD, approximately $360 million and $352 million in bonds were issued by non-profit organizations in the years 1997 and 1996, respectively. However, the market for bonds issued by non-profit organizations is subject to fluctuation due to a number of factors beyond the control of the Company. Moreover, there can be no assurance that the market for bonds issued by non-profit organizations will continue at or near the levels reached in 1997 or 1996. Based on the foregoing figures, the Company's share of the non-profit bond servicing market was approximately 18% and 23% in 1997 and 1996, respectively. The Company's ability to increase its market share will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with the broker/dealers who are primarily responsible for the sale of such non-profit bonds. See "Dependence Upon Certain Business Relationships." Revenues from the Company's bond servicing activities accounted for approximately 67% of the Company's total revenues in the fiscal year ended March 31, 1998.

     Market for Personal Trust Services; Ability to Increase Personal Trust Service Revenues

     The Company intends for the foreseeable future to limit the activities of its Personal Trust Division to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 16% of the Company's total revenues in the fiscal year ended March 31, 1998. The Company's ability to continue to increase its revenues from personal trust services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service personal trust accounts. See "Item 1: Business-Personal Trust Services."

     Dependence Upon Certain Business Relationships

     The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 1998, all bond programs for which the Company was serving as trustee and paying agent had been originated by 14 broker/dealers, and four of those broker/dealers had originated bonds representing approximately 70% of the aggregate principal amount of all outstanding bonds for which the Company was serving as trustee and paying agent. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide personal trust services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.

     Competition

     The principal businesses in which the Company is involved are highly competitive. The Company currently competes with a number of other trust companies to serve as trustee and paying agent for non-profit bond financings, including Reliance Trust Company, Herring Bank, American Church Trust Company, and National City Bank. The Company also competes with large banks and other financial institutions for these services. Other companies that do not currently provide these services may enter this business. The Company also competes with large banks and other financial institutions, including other trust companies, located in the metropolitan Phoenix area for the business of providing personal trust services. Other companies that do not currently provide these services may enter this business.

     Regulation, Licensing and Supervision; Net Capital Requirements

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Department of Banking. Under applicable rules and regulations of the Arizona Department of Banking, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $1,756,469 million at March 31, 1998. The foregoing legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of the Company's net capital must meet the Department's definition of liquidity by July 20, 1997, July 20, 1998 and July 20, 1999, respectively. At March 31, 1998, $168,206 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

     Change in Securities Laws Affecting Non-Profit Bond Finance Market

     Most bond offerings for which the Company serves as trustee and/or paying agent are made in reliance upon an exemption from registration provided by
Section 3(a)(4) of the Securities Act of 1933, as amended, and similar exemptions from registration provided for under applicable state securities laws. In the event such federal and/or state exemptions become unavailable for any reason, the Company believes that the market for non-profit bond financings would be materially and adversely affected due primarily to the increased costs associated with registration of such bonds under federal and/or state laws. The foregoing would have a material adverse impact on the Company's fees generated from bond servicing activities and, thus, the Company's results of operations.

     Lack of Dividends

     The Company has never paid dividends on its Common Stock. The Company intends for the foreseeable future to retain any earnings to support the growth of the Company's business. The Company therefore does not contemplate paying cash dividends on its Common Stock in the foreseeable future.

     Year 2000

     The Company has commenced a study of its computer systems in order to assess its exposure to Year 2000 issues. The Company expects to make the necessary modifications or changes to its computer information systems to enable proper processing of transactions relating to the Year 2000 and beyond. The Company estimates that expenditures will be minimal to modify its existing systems, should it choose to do so. The Company will evaluate appropriate courses of action, including replacement of certain systems whose associated costs would be recorded as assets and subsequently amortized or modification of its existing system which costs would be expensed as incurred. However, failure of the Company to fully address and resolve its Year 2000 issues could have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS.

     The Company's audited financial statements, containing balance sheets as of March 31, 1998 and 1997, and related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998, are set forth on the following pages.

                             COLONIAL TRUST COMPANY

                              Financial Statements

                          March 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                       [LETTERHEAD OF KPMG PEAT MARWICK]


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Colonial Trust Company:

We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 1998 and 1997, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.


                                     /s/ KPMG Peat Marwick LLP


Phoenix, Arizona
May 22, 1998

                             COLONIAL TRUST COMPANY
                                 Balance Sheets
                             March 31, 1998 and 1997

                                    ASSETS
                                                           1998           1997
                                                           ----           ----

Cash and cash equivalents                              $   28,475     $  132,426
Receivables                                               300,857        150,228
Note receivable (note 2)                                  389,489        361,057
Property and equipment, net (note 3)                      712,482        739,456
Excess of cost over fair value acquired, net              153,420        165,590
Restricted cash                                           168,206             --
Other assets                                              195,350        166,443
                                                       ----------     ----------
                                                       $1,948,279     $1,715,200
                                                       ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities               $  132,375     $  113,610
Income taxes payable (note 5)                              47,605         25,617
Deferred income taxes (note 5)                             11,830         19,429
                                                       ----------     ----------
                                                          191,810        158,656
                                                       ----------     ----------
Stockholders' equity (notes 6 and 8):
  Common stock,  no par value; 10,000,000
    shares authorized, 7,729,288 and
    7,777,401 shares issued and outstanding
    at March 31, 1998 and March 31, 1997,
    respectively                                          554,942        554,942
  Additional paid-in capital                              505,347        505,347
  Retained earnings                                       696,180        496,255
                                                       ----------     ----------
      Total stockholders' equity                        1,756,469      1,556,544

Commitments and contingencies (notes 4 and 8)
                                                       ----------     ----------
                                                       $1,948,279     $1,715,200
                                                       ==========     ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                             Statements of Earnings
                    Years ended March 31, 1998, 1997 and 1996

                                            1998         1997        1996
                                            ----         ----        ----
Revenue (note 1):
  Bond servicing income                  $1,582,917   1,226,591     889,601
  IRA servicing fees - corporate            348,660     297,631     152,599
  IRA servicing fees - personal              95,331      54,387      59,434
  Trust income                              279,903     173,603      56,088
  Interest income                            39,799      34,033      32,634
                                         ----------   ---------   ---------
      Total revenue                       2,346,610   1,786,245   1,190,356

General and administrative expenses       1,984,485   1,522,020     951,092
                                         ----------   ---------   ---------

      Income before income taxes            362,125     264,225     239,264

Income taxes (note 5)                       147,767     100,500      96,904
                                         ----------   ---------   ---------
      Net earnings                       $  214,358     163,725     142,360
                                         ==========   =========   =========

Basic earnings per share                 $      .03         .02         .02
                                         ==========   =========   =========

Diluted earnings per share               $      .03         .02         .02
                                         ==========   =========   =========

Weighted average shares outstanding--
 basic                                    7,764,868   7,777,401   7,328,059
                                         ==========   =========   =========

Weighted average shares outstanding--
 diluted                                  7,901,250   7,777,401   7,328,059
                                         ==========   =========   =========

See accompanying notes to financial statements.

                           COLONIAL TRUST COMPANY
                       Statements of Stockholders' Equity
                    Years ended March 31, 1998, 1997 and 1996

                                                                              Unrealized
                                                                               Holding
                                                                               Gains On
                                        Common Stock      Additional          Securities     Total
                                    --------------------   Paid-in   Retained  Available  Stockholders'
                                      Shares      Amount   Capital   Earnings  For Sale     Equity
                                      ------      ------   -------   --------  --------     ------
                    `
Balances at March 31, 1995          7,007,402    $500,000  390,889   190,170      --        1,081,059

Issuance of stock in an acquisition   769,999      54,942  114,458        --      --          169,400

Net earnings                               --          --       --   142,360      --          142,360

Change in unrealized  holding gains
 on securities available for sale          --          --       --        --     602              602
                                   ----------    --------  -------  --------    ----       ----------

Balances at March 31, 1996          7,777,401     554,942  505,347   332,530     602        1,393,421

Net earnings                               --          --       --   163,725      --          163,725

Change in unrealized  holding gains
 on securities available for sale          --          --       --        --    (602)            (602)
                                   ----------    --------  -------  --------    ----       ----------

Balances at March 31, 1997          7,777,401     554,942  505,347   496,255      --        1,556,544

Common stock acquired and retired     (48,113)         --       --   (14,433)     --          (14,433)

Net earnings                               --          --       --   214,358      --          214,358
                                   ----------    --------  -------  --------    ----       ----------

Balances at March 31, 1998          7,729,288    $554,942  505,347   696,180      --        1,756,469
                                   ==========    ========  =======  ========    ====       ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows
                    Years ended March 31, 1998, 1997 and 1996

                                                   1998        1997       1996
                                                   ----        ----       ----
Cash flows from operating activities:
  Net earnings                                  $ 214,358    163,725    142,360
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
  Loss on sale of investments                          --      1,702         --
  Depreciation and amortization                    82,506     70,475     51,331
  Deferred income taxes                            (7,599)    (1,893)     1,888
  Increase in receivables                        (150,629)   (39,983)   (25,282)
  Increase in other assets                        (28,907)   (61,692)   (69,704)
  Increase in accounts payable and accrued
   liabilities                                     18,765     61,089     14,591
  Increase (decrease) in income taxes payable      21,988    (10,216)    11,997
                                                ---------   --------   --------
      Net cash provided by operating activities

                                                  150,482    183,207    127,181
                                                ---------   --------   --------

Cash flows from investing activities:
  Cash acquired in Camelback acquisition               --         --     71,702
  Costs incurred in Camelback acquisition              --         --    (56,389)
  Additions to note receivable                    (28,432)   (25,513)        --
  Proceeds from sale of investments                    --    462,579         --
  Purchase of property and equipment              (43,362)  (165,485)   (60,646)
  Proceeds from sale of furniture and equipment        --         --      3,441
  Increase in restricted cash                    (168,206)        --         --
                                                ---------   --------   --------
      Net cash provided by (used in) investing
       activities                                (240,000)   271,581    (41,892)
                                                ---------   --------   --------
Cash flows from financing activity:
  Repayment of note payable                            --   (540,000)        --
  Purchase and retirement of common stock         (14,433)        --         --

                                                ---------   --------   --------
      Net cash used in financing activities       (14,433)  (540,000)        --
                                                ---------   --------   --------
(Decrease) increase in cash and cash equivalents (103,951)   (85,212)    85,289

Cash and cash equivalents at beginning of year    132,426    217,638    132,349
                                                ---------   --------   --------
Cash and cash equivalents at end of year        $  28,475    132,426    217,638
                                                =========   ========   ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                   $      --     27,195         --
                                                =========   ========   ========
Income taxes paid                               $ 133,378    100,813     83,062
                                                =========   ========   ========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 1998, 1997 and 1996

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

       Colonial serves as trustee under various bond indentures for issuers of bonds in 38 states. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 1998, Colonial was serving as trustee for the benefit of the bondholders on 418 bond offerings totaling approximately $315,000,000 in original principal amount. The amount of sold and unmatured bonds total approximately
       $252,000,000 at March 31, 1998. Colonial also serves as a trustee of 6,503 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $117,000,000 at March 31, 1998.

       Colonial also serves as trustee or agent, provides investment management, administration, and custodial services. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 183 accounts with a fair market value totaling approximately $51,000,000 at March 31, 1998. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 141 accounts as custodian with a fair market value of approximately $26,000,000 at March 31, 1998.

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

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

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

       The profitability of Colonial is dependent upon the ability of investment broker-dealers to originate bond programs for which Colonial serves as trustee. At March 31, 1998, approximately 70% of the total bond issues processed were originated by 4 broker-dealers.

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

       At March 31, 1998, 30% of Colonial's trust account assets were held in trust for members of one family. The combined trust accounts approximated 21% of Colonial's trust income revenues.

       CASH EQUIVALENTS, NONCASH SUPPLEMENTAL DISCLOSURE AND CONCENTRATION OF CREDIT RISK

       Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 1998 and 1997 consist primarily of money market accounts which invest primarily in short-term government securities.

       During fiscal 1996, Colonial acquired Camelback. In connection with the acquisition, excess of cost over fair value acquired was recorded:

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

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

       Colonial places its cash in insured financial institutions and United States government securities with original maturities of three months or less. At March 31, 1998, Colonial had no deposits at financial institutions in excess of the FDIC insurance limit of $100,000.

       NOTE RECEIVABLE

       Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impaired notes receivable during fiscal 1998, 1997 and 1996.

       PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is recorded on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Colonial's building is depreciated over 39.5 years using the straight-line method.

       EXCESS OF COST OVER FAIR VALUE ACQUIRED (GOODWILL)

       Goodwill arose in connection with the acquisition of Camelback by Colonial on November 1, 1995 and is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $29,410 and $17,240 at March 31, 1998 and 1997, respectively.

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

       COMPUTATION OF EARNINGS PER COMMON SHARE

       During fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS). Under this new statement, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. The fiscal 1997 and 1996 earnings per share amounts have been restated to reflect the adoption of SFAS No. 128.

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

       STOCK OPTION PLAN

       In accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, the Company measures stock based compensation expense as the excess of the market price at the grant date over the underlying stock exercise price. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair value of all stock-based awards on the date of the grant was recognized as expense over the vesting period.

       IMPAIRMENT OF LONG-LIVED ASSETS

       Colonial reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       RECLASSIFICATIONS

       Certain reclassifications have been made to prior year balances to conform to the current year presentation.

(2)    NOTE RECEIVABLE

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

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                 1998            1997
                                                 ----            ----
           Land                                 157,241         157,241
           Building                             433,238         428,545
           Furniture                            111,210         108,329
           Equipment                            307,249         271,461
                                             ----------        --------
                                              1,008,938         965,576
           Less accumulated depreciation        296,456         226,120
                                             ----------        --------
                                             $  712,482        $739,456
                                             ==========        ========

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

(4)    LEASE COMMITMENTS

       During fiscal 1998, Colonial leased office space and certain equipment under various noncancelable operating lease arrangements. As of March 31, 1998, Colonial no longer leases office space. Rent expense totaled $14,181 for 1998, $17,507 for 1997, and $7,876 for 1996.

(5)    INCOME TAXES

       Income taxes  amounted to $147,767,  $100,500 and $96,904 for 1998,  1997 and 1996, respectively. The actual income tax expense differs from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

                                              1998        1997      1996
                                              ----        ----      ----
        Computed "expected" income
          taxes                             $123,123    $89,837    $81,350
        State taxes (net of federal
          income tax benefit)                 20,055     12,458     13,111
        Other items, net                       4,589     (1,795)     2,443
                                            --------   --------    -------
                                            $147,767   $100,500    $96,904
                                            ========   =========   =======

        Effective income tax rate               40.8%      38.0%      40.5%
                                            ========   ========    =======


       Components of income taxes consist of:

                                      Current        Deferred         Total
                                      -------        --------         -----
       1998:
         Federal                    $123,085         $(5,705)        $117,380
         State                        32,281          (1,894)          30,387
                                    --------         -------         --------
                                    $155,366         $(7,599)        $147,767
                                    ========         =======         ========
       1997:
         Federal                    $ 83,026         $(1,401)        $ 81,625
         State                        19,367            (492)          18,875
                                    --------         -------         --------

                                    $102,393         $(1,893)        $100,500
                                    ========         =======         ========
       1996:
         Federal                    $ 75,646         $ 1,393         $ 77,039
         State                        19,370             495           19,865
                                    --------         -------         --------

                                    $ 95,016         $ 1,888         $ 96,904
                                    ========         =======         ========

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

       The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 1998 and 1997 are presented below:

                                                              1998       1997
                                                              ----       ----
        Deferred tax liability:
          Property and equipment, principally due
           to differences in depreciation and deductions    $11,830    $19,429
                                                            =======    =======

(6)    STOCK OPTION PLANS

       Colonial's shareholders approved Colonial's Incentive Stock Option Plan for employees of the Company (the "ISOP") and Colonial's Non-Employee Directors Stock Option Plan (the "Directors Plan") on April 25, 1996.

       Pursuant to the ISOP, the Colonial's Board of Directors is authorized to grant either incentive stock options or nonstatutory stock options. The exercise price of incentive stock options granted under the ISOP must be equal to the fair market value per share on the date of grant, and the exercise price of nonstatutory stock options must be at least 50% of the fair market value per share on the date of grant. A total of 2,000,000 shares have been reserved for issuance under the ISOP.

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

       At March 31, 1998, there were 1,014,232 shares available for grant under the ISOP Plan and 260,000 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 1998 and 1997 was $.09 and $.08, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of 6 years for both 1998 and 1997.

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

       Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amount indicated below for the years ended March 31, 1998 and 1997:

                                         1998             1997
                                         ----             ----
           Net earnings:
             As reported               $214,358         $ 163,725
                                       ========         =========
             Pro forma                 $205,918         $ 160,619
                                       ========         =========
           Earnings per share:
             As reported - basic       $    .03         $     .02
                                       ========         =========
             As reported - diluted     $    .03         $     .02
                                       ========         =========
             Pro forma - basic         $    .03         $     .02
                                       ========         =========
             Pro forma - diluted       $    .03         $     .02
                                       ========         =========

       The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of six years.

       A summary of the aforementioned stock option plans follows:

                                    Year Ended March 31, 1998            Year Ended March 31, 1997
                                ----------------------------------  ---------------------------------
                                                  Weighted Average                   Weighted Average
                                Number Of Shares  Exercise Price    Number Of Shares   Exercise Price
                                ----------------  --------------    ----------------   --------------
       Balance at the beginning
        of the year                 818,290            $0.25               --              $  --
       Granted                      407,478             0.30          818,290               0.25
       Forfeited                         --               --               --                 --
       Exercised                         --               --               --                 --
                                  --------             -----         --------              -----
       Balance at the end of the
           year                   1,225,768            $0.27          818,290             $ 0.25
                                  =========            =====         ========             ======
       Exercisable at the end of
           the year                 805,768            $0.26          528,290             $ 0.25
                                  =========            =====         ========             ======

                             COLONIAL TRUST COMPANY
                    Notes to Financial Statements, Continued

(7)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       LIMITATIONS

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 1998 and 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(8)    COMMITMENTS AND CONTINGENCIES

       In fiscal 1998, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of March 31, 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company does not believe expenditures to be Year 2000 compliant will be material, and is expensing all costs associated with these systems changes as the costs are incurred.

       Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations of which $166,666 must be "liquid" (as defined by the State) as of March 31, 1998. To satisfy this requirement, Colonial owns a $168,206 certificate of deposit held with a bank at March 31, 1998. This asset is classified as restricted cash in the accompanying balance sheet as of March 31, 1998.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

          Act.

     The following table contains information regarding the directors and executive officers of the Company at March 31, 1998:

        Name               Position                                  Age
        ----               --------                                  ---

    Lynn R. Camp           Chairman of the Board and Director         61

    Michael W. Borger      Director                                   43

    Gerald G. Morgan       Director                                   42

    John K. Johnson        President and Chief Executive Officer      40
                           and Director

    Cecil E. Glovier       Sr. Vice President Secretary               46

    Marvin D. Hoeflinger   Vice President                             55

    Christopher J. Olson   Vice President/Treasurer                   32

    A.R. Olson             Vice President                             62

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

     Michael W. Borger has served as a director of the Company since June 1990. He previously served the Company as Vice President of the Company from August 1991 until November 1995. From June 1990 to August 1991 he served as President of the Company. Mr. Borger is President, Chief Executive Officer and a director of Turnkey Leasing Corp. ("Turnkey Leasing"). Mr. Borger has served in these capacities for in excess of five years. Turnkey Leasing, located in Amarillo, Texas, leases computers, general office equipment and construction equipment to business users. Turnkey Leasing is also engaged in the business of making business loans.

     Gerald G. Morgan has served as a director of the Company since October 1990. Mr. Morgan is a partner in the law firm of Burdett, Morgan and Thomas, located in Amarillo, Texas. Mr. Morgan has served in this capacity for a period in excess of 5 years.

     John K. Johnson has served as the Company's President since August 1991. He previously served as the Company's Vice President from June 1990 to August 1991. Mr. Johnson was Vice President of Trust Company of America, a trust company engaged in the business of furnishing trust services in connection with bond offerings by churches and other non-profit organizations, from June 1979 until December 1989. Mr. Johnson is employed pursuant to the terms of an employment agreement with the Company. See "Item 10-Executive Compensation - Employment Agreements" and Exhibit 10 (f) hereto.

     Cecil E. Glovier has served as Senior Vice President/Secretary of the Company since August 1996. He previously served as the Company's Vice President/Secretary from November 1995 to August 1996. Prior to that time, he served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period he also was engaged as a mutual fund and life insurance sales representative. Mr. Glovier is employed pursuant to the terms of an employment agreement with the Company. See "Item 10 - Executive Compensation
- Employment Agreements" and Exhibit 10(g) hereto.

     Marvin D. Hoeflinger has served as Vice President of the Company since February 1996. Prior to his employment with the Company, Mr. Hoeflinger was Senior Vice President and a Managing Principal of Reliance Trust Company, a Georgia full service trust company, from October 1984 until February 1996. Mr. Hoeflinger is employed pursuant to the terms of an employment agreement with the Company. See "Item 10 - Executive Compensation - Employment Agreements" and
Exhibit 10(e) hereto.

     Christopher J. Olson has served as Vice President/Treasurer of the Company since November 1995. Prior to his employment with the Company, he served as President and Chief Executive Officer of Camelback Trust Company from January 1993 to November 1995.

     A. R. Olson has served as Vice President of the Company since January 1996. Prior to his employment with the Company, he was Vice President of Norwest Trust in St. Cloud, Minnesota from April 1993 to January 1996. Mr. Olson was Sr. Vice President for Administration of Harris Trust Bank in Scottsdale, Arizona from September 1986 to April 1993.

     Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to John K. Johnson, the Company's Chief Executive Officer (the "Named Executive Officer"). The Company has no executive officer whose salary, bonuses and other compensation earned during the fiscal year ended March 31, 1998 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                         Annual Compensation           Long-term Compensation
                    ----------------------------       ----------------------
   Name and              Fiscal                        Securities Underlying
Principal Position        Year     Salary      Bonus      Option/SARS (#)
------------------        ----     ------      -----   ---------------------
CEO-John K. Johnson       1998    $80,000    $19,444            0
    President             1997     80,000     12,872      300,000(a)
                          1996     55,000      8,811            0

(a)  On July 1, 1996,  Mr.  Johnson was  granted an option to  purchase  300,000 shares of Common Stock of the Company at an exercise price of $.25 per share. The option to purchase 150,000 of such shares vested immediately upon grant. The option to purchase the remaining 150,000 shares vests in three equal installments of 50,000 each on July 1, 1997, 1998 and 1999, respectively.

     The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officer:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                          Percent of Total
                    Number of Securities  Options Granted
    Name and         Underlying Options   to Employees in     Exercise or
Principal Position      Granted (#)         Fiscal Year    Base Price($/sh) Date
------------------  --------------------  ---------------  ---------------- ----
CEO-John K. Johnson          0                   0             N/A           N/A
President

     The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officer, and (b) the value of unexercised stock options held by the Named Executive Officer at March 31, 1998:

          AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                              Number of Securities    Value of Unexercised
                                             Underlying Unexercised   In-the-Money Options
                        Shares                 Options at FY-End         at FY-End ($)
     Name and         Acquired On    Value      (#)Exercisable/          Exercisable/
Principal Position    Exercise(#)  Realized($)   Unexercisable           Unexercisable
------------------    -----------  -----------  -------------          -------------
CEO-John K. Johnson         0         $0         200,000/100,000      $10,000/$5,000
    President

Employment Agreements

     The Company has entered into employment agreements with Mr. Johnson, the Company's President, Mr. Glovier, the Company's Senior Vice President, and Mr. Hoeflinger, the Company's Vice President of

Marketing.

     Mr. Johnson's agreement has a three-year term which runs through June 30, 1999. Under the agreement, Mr. Johnson's base salary is $80,000 per year. Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula:

(y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1998. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. The agreement also provided for 300,000 incentive stock options with an exercise price of $.25 per share, a total of 150,000 of which vested immediately upon grant. The remaining 150,000 options vest in three equal installments of 50,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

     Under the agreement with Mr. Glovier, entered into in August 1997, Mr. Glovier is paid a base salary of $72,000 per year plus an annual bonus in each fiscal year that the Company generates after-tax net earnings (after payment of income taxes) calculated according to the following formula: (a) for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; (b)for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income;
(c) for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; and (d) for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income. Such bonus, if any, shall be paid within 90 days from the end of the Company's fiscal year. The agreement also provided for 150,000 in incentive stock options with an exercise price of $.25 per share, which vest in three equal installments of 50,000 each on August 11, 1998, 1999 and 2000, respectively. Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. The agreement also contains confidentiality and non-compete covenants.

     Mr. Hoeflinger's agreement, entered into in February 1996, calls for a base salary of $65,000 per year, plus potential bonuses payable annually in the event stated performance goals are met. Mr. Hoeflinger also received an option to purchase 35,000 shares of the Company's Common Stock on January 1, 1997 and an option to purchase a like number of shares on January 1, 1998; the exercise price of the option granted on January 1, 1997 was $.25 per share, and the exercise price of the option granted on January 1, 1998 was $.30 per share. Mr. Hoeflinger is also entitled to receive options to purchase an additional 35,000 shares of the Company's Common Stock on January 1, 1999 and on each successive January 1 thereafter during the term of the agreement. The exercise price for any options granted in the future will be the fair market value of the Company's Common Stock on the date such options are granted. Mr. Hoeflinger is also entitled to health and other insurance benefits, reimbursement of reasonable business expenses, and other benefits on the same basis as the Company's other executive officers. The agreement with Mr. Hoeflinger runs through December 31, 2000, unless terminated earlier by the Company for "cause" or for Mr. Hoeflinger's failure to meet certain objective performance goals contained in the agreement.

Directors' Compensation

     The Company's non-employee directors were paid $16,600 in cash as a group during the fiscal year ended March 31, 1998 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of

15,000 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31, 1998 was $.30 per share. Directors who are also officers of the Company are not compensated for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of June 1, 1998, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officer, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock.

       Name and Address           Amount and Nature               Percent
       of Beneficial Owner      of Beneficial Owner(1)            of Class
       -------------------      ----------------------            --------
       Lynn R. Camp                  151,604 shares                  2.0%
       3517 Tripp
       Amarillo, Texas 79121

       Michael W. Borger             100,718 shares                  1.4%
       1602 S. Travis
       Amarillo, Texas 79102

       Gerald G. Morgan, Jr.         100,100 shares                  1.3%
       4705 Olsen
       Amarillo, Texas 79106

       John K. Johnson(2)            330,781 shares                  4.3%
       3414 E. Clark Road
       Phoenix, Arizona 85024

       William and Sue Johnson       436,581 shares                  5.7%
       14001 Interstate 27
       Amarillo, Texas 79119

       Directors and Executive
       Officers as a Group(4)        1,676,572 shares               21.7 %

     (1) A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the date set forth above through the exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights which are currently exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person. The amounts and percentages are based upon 7,720,842 shares of Common Stock outstanding on June 1, 1998.

     (2) The total for Mr. Johnson includes 200,000 shares of Common Stock subject to immediately exercisable options which have an exercise price of $.25 per share, and 50,000 shares of Common Stock subject to options which vest and become exercisable on July 1, 1998, and which have an exercise price of $.25 per share.

     (3) Includes 350,323 shares owned by Amberwood Management Company. Mr. and Mrs. Johnson, through trusts of which they are the sole trustees, own all of the issued and outstanding shares of capital stock of Amberwood. Mr. and Mrs. Johnson, therefore, control the disposition of the shares owned by Amberwood and may be deemed the beneficial owners of such shares.

     (4) The total for all directors and executive officers as a group includes 578,290 shares subject to unexercised options that are exercisable on June 1, 1998 or within 60 days thereafter.

     The Company has no knowledge of any arrangement which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)(1)  Financial Statements of the Company are set forth in Part II,
             Item 7.

        (2)  Exhibits

Exhibit Number                                            Method of Filing
--------------                                            ----------------
     3.   (i)  Articles of Incorporation                          *
          (ii) By-Laws                                            *

    10.   (a)  Agreement with Great Nation Investment
               Corporation                                       **
          (b)  Form of IRA Account Agreement                     **
          (c)  Form of Trust Indenture Agreement                 **
          (d)  Agreements between Church Loans &                ***
               Investments Trust, Ben C. Powell
               and Secured Investors Securities, Inc.
          (e)  Employment Agreement with Marvin                ****
               Hoeflinger
          (f)  Employment Agreement with John K. Johnson      *****
          (g)  Employment Agreement with Cecil Glovier        *****

     11.       Schedule of Computation of Earnings Per Share  *****

     27.       Financial Data Schedule                        *****


* Incorporated by reference to Exhibit No. 3 to the Registrant's Form 10 dated October 24, 1990.

** Incorporated by reference to Exhibit No.10 to Registrant's Annual Report on Form 10-KSB dated June 21, 1991.

*** Incorporated by reference to Exhibit No.10 to Registrant's Form 10 dated October 24, 1990.

**** Incorporated by reference to Exhibit No.10 to Registrant's Annual Report on Form 10-KSB dated June 27, 1996.

***** Filed Herewith

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLONIAL TRUST COMPANY

                                   BY:/s/ Cecil E. Glovier
                                      ----------------------------
                                      Cecil E. Glovier
                                      Sr. Vice President/Secretary
                                      (Principal Financial Officer)

Date:  June 29, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                             Date
     ---------                -----                             ----

/s/ Lynn R. Camp              Chairman of the Board          June 29, 1998
-------------------------
Lynn R. Camp


/s/ Michael W. Borger         Director                       June 29, 1998
-------------------------
Michael W. Borger

/s/ Gerald G. Morgan          Director                       June 29, 1998
-------------------------
Gerald G. Morgan

/s/ John K. Johnson           President and                  June 29, 1998
-------------------------     Director
John K. Johnson               (Principal Executive
                              Officer)