Form 10QSB
period 1998-06-30
COLONIAL TRUST CO /AZ
filed 1998-08-13
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                   Yes   X           No_____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                    Yes              No_____


              APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
7,698,099

Transitional Small Business Disclosure Format (check one):

                    Yes_____         No  X

                     COLONIAL TRUST COMPANY

                             INDEX


                                                             Page

Part I.   Financial Information:

          Item 1:   Financial Statements                       4

                    Condensed Balance Sheets                   4

                    Condensed Statements of Earnings           5

                    Condensed Statements of Cash Flows         6

                    Notes to Condensed Financial Statements    7

          Item 2.   Management's Discussion and Analysis or
                    Plan of Operation                         11

Part II.  Other Information

          Item 1:   Legal Proceedings                         14

          Item 2:   Changes in Securities                     14

          Item 3:   Default Upon Senior Securities            14

          Item 4:   Submission of Matters to a Vote of
                    Security Holders                          14

          Item 5:   Other Information                         14

          Item 6:   Exhibits and Reports on Form 8-K          14

SIGNATURES

                         COLONIAL TRUST COMPANY

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        Condensed Balance Sheets
                    June 30, 1998 and March 31, 1998

                                        June 30, 1998     March 31, 1998
ASSETS
                                        _____________    ______________

Cash and cash equivalents                     $    85,325            28,475
Receivables                                       401,602           390,758
Note receivable                                   394,455           389,489
Property, furniture and equipment, net            712,795           712,482
Excess of cost over fair value acquired, net      150,378           153,420
Other assets                                      123,956           105,449
Restricted cash                                   170,610           168,206
                                                    _____________________

                                          $     2,039,121         1,948,279
                                               ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $   123,465           132,375
Income tax payable                                 58,902            47,605
Deferred income taxes                              11,830            11,830
                                              ___________        __________
 Total liabilities                                194,197           191,810

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     7,711,648 and 7,729,288 issued and
     outstanding, at June 30,1998 and
     March 31, 1998, respectively                 554,942           554,942
Additional paid-in capital                        505,347           505,347
Retained earnings                                 784,635           696,180
                                              ___________       ___________
  Total stockholders' equity                    1,844,924         1,756,469
                                              ___________       ___________

                                              $ 2,039,121         1,948,279
                                              ===========       ===========

See accompanying notes to condensed financial statements.

                          COLONIAL TRUST COMPANY

                       Condensed Statements of Earnings

                                                        Three-month periods
                                                           ended June 30,
                                                            1998       1997
 Revenues:
  Bond servicing income                                   $ 452,062     365,469
  IRA servicing fees-corporate                              104,437     112,401
  IRA servicing fees-personal trust                          28,405      20,160
  Trust fee income                                            86,892      59,207
  Interest income                                             11,719     9,571
                                                         __________  __________
Total revenue                                               683,515     566,808
                                                         __________  __________
General and administrative expenses                         525,982     507,341


Earnings before income taxes                                157,533      59,467
Income taxes                                                 63,797      24,084
                                                          _________   _________

Net earnings                                               $ 93,736      35,383
                                                          =========   =========

Basic net earnings per
 common share                                               $.01        --
                                                         =========   =========

Diluted net earnings per
 common share                                               $.01        --
                                                        =========   =========

Weighted average shares outstanding - basic             7,723,232   7,777,401
                                                        =========   =========

Weighted average shares outstanding - diluted           7,859,614   7,777,401
                                                        =========   =========

                            COLONIAL TRUST COMPANY

                      Condensed Statements of Cash Flows
                                                   Three-month periods
                                                        ended June 30,
                                                      1998         1997
                                                   __________   __________
Cash flows from operating activities:
  Net earnings                                    $   93,736      35,383
Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization                       20,811       21,024
   Increase in receivables                            (10,844)     (90,504)
   (Increase) decrease in other assets                (18,507)       83,537
   Increase (decrease) in accounts payable,
   accrued liabilities                                 (8,910)        1,254
   Increase (decrease) in income taxes                  11,297       (14,023)
                                                       ________________

Cash provided by operating activities                   87,583       36,671
                                                       _________    ________

Cash flows from investing activities:
  Purchase of property, furniture and equipment        (18,082)     (18,694)
  Additions to note receivable                          (4,966)      (6,888)
  Increase in restricted cash                           (2,404)          0
                                                        _________    ________

Net cash used in investing activities                  (25,452)     (25,582)
                                                        _________    ________

Cash flows from financing activities:
  Purchase of common stock                              (5,281)         0
                                                        ________     ________

Net cash used in financing activities                   (5,281)         0
                                                       _________    ________

Increase (decrease) in cash and
  cash equivalents                                       56,850     (11,089)

Cash and cash equivalents at beginning of period         28,475      132,426
                                                       _________    ________
Cash and cash equivalents at end of period            $ 85,325      143,515
                                                    =========    =========

See accompanying notes to condensed financial statements.

                         COLONIAL TRUST COMPANY


                  Notes to Condensed Financial Statements

     1.   Significant Accounting Policies

          In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented.
          The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's 1998 Annual Report on Form 10-KSB.

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

                         COLONIAL TRUST COMPANY

                  Notes to Condensed Financial Statements

               Under the second fee structure, the Company charges an annual fee which is set up to cover the maintenance of fiduciary assets which the Company holds in both trust and self-directed IRA accounts.

          (c)  Computation of Basic and Diluted Net Earnings Per Common Share

               Basic earnings per share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

          (d)  Reclassifications

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

3.   Lease Commitments

     The Company leases certain office equipment under various non-terminable lease arrangements. The Company was party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This office lease terminated on February 14, 1998. During the three-month period ended June 30, 1998, the Company no longer leased office space. During the period ended June 30, 1997, the Company leased office space and certain equipment under various non-cancelable operating lease arrangements.

4.   Earnings Per Share

     A reconciliation from basic earnings per share to diluted earnings per share for the periods ended June 30, 1998 and June 30, 1997 follows:


                                                       Three-month periods
                                                         ended June 30,
                                                              1998     1997
                                                               ___     ___

    Net earnings                                            $93,736     $35,383
                                                          =========   =========

    Basic EPS - weighted average
    shares outstanding                                    7,723,232   7,777,401
                                                          =========   =========

    Basic EPS                                               $.01        --
                                                          =========   =========

    Basic EPS - weighted average
    shares outstanding                                    7,723,232   7,777,401

    Effect of dilutive decurities:
    stock options                                         136,382        --
                                                          _________   _________

    Diluted EPS - weighted average
    shares outstanding                                    7,859,614   7,777,401
                                                          =========   =========

    Diluted EPS                                              $.01        --
                                                          =========   =========

                           COLONIAL TRUST COMPANY

                   Notes to Condensed Financial Statements

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations - Three-month Period Ended June 30, 1998

The Company reported an increase in net earnings for the three-month period ended June 30, 1998 compared to the comparable prior period. The Company had net earnings of $93,736, or $.01 per share, for the three-month period ended June 30, 1998, compared to net earnings of $35,383, or less than a penny per share, for the three-month period ended June 30, 1997; an increase of 165%.
The Company had total revenue of $683,515 for the three-month period ended June 30, 1998, compared to total revenue of $566,808 for the three-month period ended June 30, 1997; an increase of 21%.

The Company's bond servicing income increased to $452,062 for the three-month period ended June 30, 1998, compared to $365,469 for the three-month period ended June 30, 1997; an increase of 24%. The increase was primarily attributable to a one-time collection of outstanding fees related to a settlement of a bankruptcy estate and to an increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of June 30, 1998, the Company was serving as trustee for the benefit of bondholders on 424 bond offerings totaling approximately $329,000,000 in original principal amount; as of June 30, 1997, the Company was serving as trustee for the benefit of bondholders on 372 bond offerings totaling approximately $288,000,000 in original principal amount. The increase in the number of bond offerings for which the Company serves as Trustee and Paying Agent reflects increased marketing and business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

Income from IRA Accounts increased to $132,842 for the three-month period ended June 30, 1998, compared to $132,561 for the three-month period ended June 30, 1997; an increase of .2%. The slight increase was due primarily to an increase in the number of IRA Accounts serviced by the Company and to an increase in uncollected IRA maintenance fees. IRA Accounts are serviced by both the Corporate Trust Division and the Personal Trust Division of the Company. As of June 30, 1998, the Company served as trustee for approximately 6,922 self-directed Individual Retirement Accounts with total assets of approximately $142,000,000; as of June 30, 1997, the Company served as trustee for 6,558 self-directed Individual Retirement Accounts with total assets of approximately $128,000,000.

Trust fee income increased to $86,892 for the three-month period ended June 30, 1998, compared to $59,207 for the three-month period ended June 30, 1997; an increase of 47%. The increase was due to an increase in the number of accounts for which the Company serves as trustee or agent.

Interest income increased to $11,719 for the three-month period ended June 30, 1998, compared to $9,571 for the three-month period ended June 30, 1997; an increase of 22%. The increase was primarily attributable to changes in interest rates.

The Company's general and administrative expenses increased to $525,982 for the three-month period ended June 30, 1998, compared to $507,341 for the three-month period ended June 30, 1997; an increase of 4%. The increase was due primarily to the addition of several staff members, as well as additional expenses involved in administering the Company's increased bond servicing business and an increase in depreciation expense incurred for costs capitalized for remodeling of the Company's corporate office. For the three-month period ended June 30, 1997, the Company incurred an expense of approximately $54,500 in connection with the termination in June 1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement. The Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 77% for the three-month period ended June 30, 1998 compared to 90% for the comparable prior period. The foregoing decreases reflect the Company's ability to spread its general and administrative expenses over an expanding revenue base.

The Company's effective income tax rate was 40.5% for both of the three month periods ended June 30, 1998 and June 30, 1997.

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

Liquidity and Capital Resources

Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $1,844,000 on June 30, 1998. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998 and December 31, 1999, respectively. At June 30, 1998, $170,610 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. Net cash provided by operating activities was $87,583 for the period ended June 30, 1998. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

The Company's cash and cash equivalents increased from $28,475 on March 31, 1998 to $85,325 on June 30, 1998, while the note receivable increased from $389,489 on March 31, 1998 to $394,455 on June 30, 1998. The increase in cash and cash equivalents was due to the results of operations, and the increase in the note receivable was primarily due to the reinvestment of interest earned on the note receivable. The Company's gross property and equipment increased from $1,008,938 on March 31, 1998 to $1,027,020 on December 31, 1998. The
increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees.

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

DATE: August 12,1998                   BY: John K. Johnson
                                           John K. Johnson
                                            Its: President

DATE: August 12,1998                    BY: Christopher J. Olson
                                            Christopher J. Olson
                                            Its: Chief Financial Officer