Form 10QSB
period 1998-09-30
COLONIAL TRUST CO /AZ
filed 1998-11-16
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) Of
                   THE SECURITIES EXHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________.

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months
  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X         No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

               Yes            No

          APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 768,447

  Transitional Small Business Disclosure Format (check one):

                 Yes            No   X

                      COLONIAL TRUST COMPANY

                               INDEX



  Part I.   Financial Information:                         page

          Item 1:    Financial Statements                    4

                     Condensed Balance Sheets                4

                     Condensed Statements of Earnings         5

                     Condensed Statements of Cash Flows       6

                     Notes to Condensed Financial Statements  7

          Item 2:    Management's Discussion and Analysis or

                     Plan of Operation                        11

   Part II.  Other Information

          Item 1:    Legal Proceedings                         16

          Item 2:    Changes in Securities                     16

          Item 3:    Default Upon Senior Securities            16

          Item 4:    Submission of Matters to a Vote of
                     Security Holders                          16

          Item 5:    Other Information                         16

          Item 6:    Exhibits and Reports on Form 8-K           17

       SIGNATURES

                       COLONIAL TRUST COMPANY

                  PART 1.  FINANCIAL INFORMATION


          Item 1.  Financial Statements

               Condensed Balance Sheets (Unaudited)
               September 30, 1998 and March 31, 1998

  ASSETS                    September 30, 1998        March 31, 1998

  Cash and cash equivalents         $11,529            $28,475
  Receivables                        487,716            390,758
  Note receivable                    404,576            389,489
  Property, furniture and
    equipment, net                   755,198            712,482
  Excess of cost over fair
    value acquired, net              147,335            153,420
  Other assets                       137,800            105,449
  Restricted cash                    173,074            168,206

                                   $2,117,228          $1,948,279

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and
      accrued liabilities           $146,992            $132,375
  Income tax payable                  59,317               47,605
  Deferred income taxes               11,830               11,830
   Total Liabilities                 218,139            191,810

  Stockholders' equity:
  Common stock, no par value;
   25,000,000 shares authorized,
   768,683 issued and 757,966
   outstanding, at September 30, 1998
   and 772,929 issued and
   outstanding at March 31, 1998       555,177              554,942
  Additional paid-in capital           505,347              505,347
  Retained earnings                    870,715              696,180
  Treasury stock  ,
     10,717 shares at cost             (32,150)                 0
   Total stockholders' equity        1,899,089          1,756,469


                                     $2,117,228         $1,948,279

  See accompanying notes to condensed financial statements.

                          COLONIAL TRUST COMPANY

               Condensed Statements of Earnings (Unaudited)

                      Three-month periods               Six-month periods
                      ended September 30,               ended September 30,

  Revenues:              1998      1997               1998        1997

  Bond servicing
  income               $486,317  $419,053            $938,379   $784,522
  IRA servicing
  fees-corporate         88,451    78,827             192,888    191,228
  IRA servicing
 fees-personal trust     27,954    17,203              56,359     37,364
  Trust fee income      129,284    74,036             216,176    133,243
  Interest income        11,716     9,503              23,435     19,073

  Total revenue         743,722   598,622           1,427,237   1,165,430


 General and
 administrative
 expenses               585,505   485,084           1,111,487     992,425

 Earnings before
 income taxes           158,217   113,538             315,750     173,005

  Income taxes           64,396    45,993             128,193      70,077


  Net earnings          $93,821   $67,545            $187,557    $102,928


  Basic net
 earnings per
 common share             $.12       $.09            $.24            $.13

  Diluted net
 earnings per
 common share             $.12       $.09            $.24            $.13


  Weighted average
 shares outstanding
   - basic              762,338    777,740          767,331         777,740

  Weighted average
 shares outstanding
   - diluted            775,973     793,777         780,967         793,777






  See accompanying notes to condensed financial statements.

                          COLONIAL TRUST COMPANY

              Condensed Statements of Cash Flows (Unaudited)

                                                 Six-month periods ended
                                                      September30,
                                                  1998             1997
  Cash flows from
  operating activities:

  Net earnings                                 $187,557          $102,928

  Adjustments to reconcile net earnings to net cash provided by operating activities:

  Depreciation and amoritization                44,150             41,630
  Increase in receivables                      (96,958)          (138,772)
  Increase in other assets                     (32,351)            (8,590)
  Increase in accounts payable and
  accrued liabilities                           14,617              3,176
  Increase in income tax payable                11,712             23,470

  Net cash provided by operating
  activities                                   128,727              23,842


  Cash flows from investing activities:

  Purchase of property,
 furniture and equipment                      (80,781)             (22,739)
  Additions to note receivable                (15,087)             (13,986)
  Increase in restricted cash                  (4,868)                   0

  Net cash used in investing
  activities                                 (100,736)             (36,725)

  Cash flows from financing
  activities:

  Proceeds from sale of common stock              235                    0
  Purchase and retirement of
  common stock                               (13,022)                    0
  Purchase of treasury stock                 (32,150)                    0

  Net cash used in financing
  activities                                 (44,937)                    0

  Decrease in cash and
  cash equivalents                           (16,946)             (12,883)

  Cash and cash equivalents
  at beginning of period                      28,475              132,426

  Cash and cash equivalents
  at end of period                           $11,529             $119,543
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

     Nature of Business

   The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona State Banking Department. Its Common Stock is registered under the Securities Exchange Act of 1934.

   The Company serves as trustee under various bond indentures for issuers of bonds in 39 states. The issuers are primarily churches and other non-profit organizations. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholders.

   The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

   On November 1, 1995, the Company purchased all of the issued and outstanding capital stock of Camelback Trust Company ("Camelback"). Effective on
   August 1, 1996, Camelback was merged with and into the Company, the Company continued as the surviving corporation, and the separate existence of Camelback terminated effective as of such date. Camelback now operates as the Company's "Personal Trust Division." The Personal Trust division provides investment management administration and custodial services for customers with various securities held in trust or in investment agency accounts.

                      COLONIAL TRUST COMPANY

              Notes to Condensed Financial Statements

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

     The Company also receives fees for services provided as custodian for self-directed individual retirement accounts. For its services as trustee, the Company receives an annual base fee of $40 and a transaction fee of $5 per transaction for each transaction in excess of 12 per year. The Company also retains, as a portion of its fee, earnings of 2% on the daily uninvested balance in each IRA account.

    The Company's Personal Trust Division generates revenues based on two fee structures. The first structure represents a percentage of the fiduciary assets, which are held as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter.

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

                      COLONIAL TRUST COMPANY

                   Notes to Condensed Financial Statements

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

 Lease Commitments

     The Company was party to an office lease for commercial office space formerly occupied by Camelback as its executive office. This office lease terminated on February 14, 1998. During the six-month period ended September 30, 1998, the Company no longer leased office space.

                      COLONIAL TRUST COMPANY

              Notes to Condensed Financial Statements

 Earnings Per Share

    A reconciliation from basic earnings per share to diluted earnings per share for the periods ended September 30, 1998, and September 30, 1997, follows:

                      Three-month periods           Six-month periods
                      ended September 30,           ended September 30,

                       1998          1997             1998        1997

  Net earnings        $93,821      $67,545          $187,557    $102,928

  Basis EPS
  -weighted average
  shares outstanding  762,338      777,740           767,331     777,740

  Basic EPS            $.12         $.09              $.24         $.13



  Basic EPS
  -weighted average
  shares outstanding  762,338      777,740           767,331     777,740

  Effect of
  dilutive securities:
  stock options        13,635       16,037            13,636      16,037

  Diluted EPS
  -weighted average
  shares outstanding  775,973      793,777            780,967     793,777

  Diluted EPS           $.12         $.09               $.24       $.13


  On September 24, 1998, the Company's shareholders approved a one-for-ten reverse common stock split. Weighted average shares outstanding and basic and diluted earnings per share for all periods presented have been adjusted to reflect this reverse common stock split.

                      COLONIAL TRUST COMPANY

              Notes to Condensed Financial Statements

 "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

   This Form 10-QSB may contain one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management, including John Johnson, the Company's Chief Executive Officer; Marv Hoeflinger, the Company's Vice President of Business Development;
   Bud Olson, the Company's Vice President of Business Development   Personal
   Trust business; and Christopher J. Olson, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business;
   the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company; the Company's success in being repaid on the bonds it purchases or the loans it makes under the Bond Repurchase Program; the continuation of the Company's investment advisory agreement with Hackett Investment Advisors ("HIA"), pursuant to which HIA provides investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 1998 form 10-KSB on June 29, 1998. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

  Item 2.  Management's Discussion and Analysis or Plan of Operation

  Results of Operations   Three-month Period Ended September 30, 1998

  The Company reported an increase in net earnings for the three-month period ended September 30,
  1998, compared to the comparable prior period. The Company had net earnings of $93,821, or $.12 per share, for the three-month period ended September 30, 1998, compared to net earnings of
  $67,545, or $.09 per share, for the three-month period ended September 30, 1997, an increase of 39%. The Company had total revenue of $743,722 for the three-month period ended September 30, 1998, compared to total revenue of $598,622 for the three-month period ended September 30, 1997, an increase of 24%.

  The Company's bond servicing income increased to $486,317 for the three-month period ended September 30, 1998, compared to $419,053 for the three-month period ended September 30,

  1997, an increase of 16%. The increase was primarily attributable to an increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of September 30, 1998, the Company was serving as trustee for the benefit of bondholders on 432 bond offerings totaling approximately $353,000,000 in original principal amount; as of September 30, 1997, the Company was serving as trustee for the benefit of bondholders on 338 bond offerings totaling approximately $304,000,000 in original principal amount. The increase in new bond offerings is due to the new business development efforts of the Company, including, but not limited to, the efforts of Marv Hoeflinger, the Company's Vice President of Business Development, who joined the Company in February 1996.

  Income from IRA Accounts increased to $116,405 for the three-month period ended September 30, 1998, compared to $96,030 for the three-month period ended September 30, 1997, an increase of 21%. The increase was due primarily to an increase in the number of IRA Accounts serviced by the Company. IRA Accounts are serviced by both the Corporate Trust Division and the Personal Trust Division of the Company. As of September 30, 1998, the Company served as trustee for approximately 7,550 self-directed Individual Retirement Accounts with total assets of approximately
  $155,000,000; as of September 30, 1997, the Company served as trustees for 6,900 self-directed Individual Retirement Accounts with total assets of approximately $134,000,000.

  Trust fee income increased to $129,284 for the three-month period ended September 30, 1998, compared to $74,036 for the three-month period ended September 30, 1997, an increase of 75%. The increase was due to an increase in the number of accounts for which the Company serves as trustee or agent.

  Interest income increased to $11,716 for the three-month period ended September 30, 1998,compared to $9,503 for the three-month period ended September 30, 1997, an increase of 23%. The increase was primarily attributable to an increase in the note receivable balance due to reinvestment of earned income.

  The Company's general and administrative expenses increased to $585,505 for the three-month period ended September 30, 1998, compared to $485,084 for the three-month period ended September 30, 1997, an increase of 21%. The increase was due primarily to the addition of several staff members, as well as other additional expenses involved in administering the Company's increased bond servicing, IRA and personal trust business. The Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 79% for the three-month period September 30, 1998, compared to 81% for the comparable prior period. The foregoing decreases reflect the Company's ability to spread its general and administrative expenses over an expanding revenue base.

  The Company's effective income tax rate was 40.7% for the three-month period ended September 30, 1998, and 40.5% for the three-month period ended September 30, 1997.

  Results of Operations   Six-month Period Ended September 30, 1998

  The Company reported an increase in net earnings for the six-month period ended September 30,
  1998, compared to the comparable prior period. The Company had net earnings of $187,557, or $.24 per share, for the six-month period ended September 30, 1998, compared to net earnings of
  $102,928, or $.13 per share, for the six-month period ended September 30, 1997, an increase of 82%.
  The Company had total revenue of $1,427,237 for the six-month period ended September 30, 1998, compared to total revenue of $1,165,430 for the six-month period ended September 30, 1997, an increase of 22%.

  The Company's bond servicing income increased to $938,379 for the six-month period ended
  September 30, 1998, compared to $784,522 for the six-month period ended September 30, 1997; an increase of 20%. The increase was primarily attributable to an increase in the number of bond issues for which the Company serves as Trustee and Paying Agent and, to a lesser extent, a one-time collection of approximately $45,000 in outstanding fees related to a settlement of a bankruptcy estate.

  Income from IRA Accounts increased to $249,247 for the six-month period ended September 30, 1998, compared to $228,592 for the six-month period ended September 30, 1997, an increase of 9%. The increase was due primarily to an increase in the number of IRA Accounts serviced by the Company.

  Trust fee income increased to $216,176 for the six-month period ended September 30, 1998, compared to $133,243 for the six-month period ended September 30, 1997, an increase of 62%. The increase was due to an increase in the number of accounts for which the Company serves as trustee or agent.

  Interest income increased to $23,435 for the six-month period ended September 30, 1998, compared to $19,073 for the six-month period ended September 30, 1997, an increase of 23%. The increase was primarily attributable to an increase in the note receivable balance due to reinvestment of earned income.

  The Company's general and administrative expenses increased to $1,111,487 for the six-month period ended September 30, 1998, compared to $992,425 for the six-month period ended September 30, 1997, an increase of 12%. The increase was due primarily to the addition of several staff members, as well as other additional expenses involved in administering the Company's increased bond servicing, IRA and personal trust business. For the six-month period ended September 30, 1997, the Company incurred an expense of approximately $54,500 in connection with the termination in June
  1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement. The Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 78% for the six-month period September 30, 1998, compared to 85% for the comparable prior period. The foregoing decreases reflect the Company's ability to spread its general and administrative expenses over an expanding revenue base.

  The Company's effective income tax rate was 40.6% for the six-month period ended September 30, 1998, and 40.5% for the six-month period ended September 30, 1997.

  Year 2000

  The Company recognizes the potential business impacts related to the Year 2000 computer system issue and is implementing a plan to assess and improve the Company's state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation
  "00" as 1900 when it means 2000, resulting in system failure or miscalculations.

  Commencing in 1997, the Company initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day to day business operations, in order to determine the adequacy of those systems in light of future business requirements.
  Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

  In recognition of the Year 2000 issue, in September 1997, the Company began a comprehensive review of all information technology and non-information technology systems used by the Company, computer hardware and software products supplied to broker-dealers by the Company, and computer hardware and software products and components and other equipment supplied to the Company by third parties. Such review includes testing and analysis of Company systems and inquiries of third parties supplying information technology and non-information technology systems, computer hardware and software products and components, and other equipment to the Company.

  The Company has divided its Year 2000 review into two phases. The first addresses the Company's core information technology systems. The second phase addresses non-core information technolog systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase.
  The Company substantially completed the first phase of its review in June 1998. The Company believes it will complete the second phase by March 1999.

  In the first phase of its Year 2000 review, the Company tested all software products currently provided to broker-dealers, and determined that such products are Year 2000 compliant. The Company also made inquiries of all third parties supplying the Company with computer hardware and software products and received assurances that such products and components are Year 2000 compliant. With respect to core information technology, the Company made inquiries of third parties supplying computer hardware and software operating systems to the Company, and received assurances that such hardware and software systems are Year 2000 compliant.

  The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 review described above.

  At this time, the Company has not developed Year 2000 contingency plans, other than the review and remedial actions described above, and does not intend to do so unless the Company believes such plans are merited by the results of its continuing Year 2000 review. The Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

  If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.

  "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

  This Form 10-Q may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitive products and pricing, product demand and market acceptance risks, the presence of competitors with greater financial resources, product development and commercialization risks, costs associated with the integration and administration of acquired operations, capacity and supply constraints or difficulties, the results of financing efforts, Year 2000 issues and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 1998 Form 10K on June 29, 1998. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

  Liquidity and Capital Resources

  Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $1,895,673 on September 30, 1998. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December 31, 1997, December 31, 1998, and December 31, 1999, respectively. At September 30, 1998, $173,074 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. Net cash provided by operating activities was $128,717 for the period ended September 30, 1998. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

  The Company's cash and cash equivalents decreased from $28,475 on March 31, 1998, to $11,529 on September 30, 1998, while the note receivable increased from $389,489 on March 31, 1998, to $404,576 on September 30, 1998. The decrease in cash and cash equivalents was primarily due to the purchase of additional furniture, equipment and computer hardware.
  The increase in the not receivable was due to the reinvestment of interest earned on the note receivable. The Company's gross property and equipment increased from $1,008,938 on March 31, 1998, to $1,089,720 on
  September 30, 1998. The increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees.


                    PART II.  OTHER INFORMATION

    Item 1:         Legal Proceedings

                    None.

    Item 2:         Changes in Securities

                    None.

    Item 3:         Default Upon Senior Securities

                    None.

    Item 4:         Submission of Matters to a Vote of Security Holders

                    On September 24, 1998, the Company held its Annual Meeting of Shareholders
                    (the "Annual Meeting"). The following sets forth the matters voted upon at the
                    Annual Meeting, as well as the number of votes cast for, against or withheld on such matters:

    1-for-10 reverse stock split:

                                   Votes for           Votes Against

                                   4,057,746               564,102

    2-Election of Directors:

                                   Votes for           Votes Against

      Lynn R. Camp                 4,551,599              40,531
      Gerald G. Morgan, Jr.        4.562,913              29,217
      Michael W. Borger            4,670,471              40,531
      John K. Johnson              4,562,609              29,521

  Item 5:      Other Information

               None.

  Item 6:      Exhibits and Reports on Form 8-K:

               Exhibits:  None.

               Reports on Form 8-K:  None.



                            SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLONIAL TRUST COMPANY

  DATE:  November 13, 1998                   BY:    John K. Johnson
                                              John K. Johnson
                                              Its:   President

  DATE:  November 13, 1998                   BY:    Christopher J. Olson
                                              Christopher J. Olson
                                               Its:  Chief Financial Officer