Form 10QSB
period 1998-12-31
COLONIAL TRUST CO /AZ
filed 1999-02-16
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                                                             FORM 10-QSB

      [X]     QUARTERLY REPORT PURSUANT TO SECTION
    13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
     1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          For the quarterly period ended December 31, 1998

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

         Yes            No

    APPLICABLE ONLY TO CORPORATE ISSUERS

                     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 765,577

    Transitional Small Business Disclosure Format (check one):

           Yes            No   X

                      COLONIAL TRUST COMPANY

           INDEX

                                                Page

           Part I.   Financial Information:

              Item 1. Financial Statements       4

                      Condensed Balance Sheets   4

                      Condensed Statements of
                   Earnings                       5

                    Condensed Statements
                      of Cash Flow                 6

                    Notes to Condensed
                     Financial Statements          7

              Item 2:    Management's Discussion
              and Analysis or Plan of Operation    11

         Part II.  Other Information

              Item 1:    Legal Proceedings         16

              Item 2:    Changes in Securities         16

              Item 3:    Default Upon Senior
                   Securities                       16

              Item 4:    Submission of Matters
                    to a Vote of  Security Holders 16

              Item 5:    Other Information         16
              Item 6:    Exhibits and Reports
                         on Form 8-K                16

           SIGNATURES

              COLONIAL TRUST COMPANY

           PART 1.  FINANCIAL INFORMATION


                                     Item 1.  Financial Statements

                         Condensed Balance Sheets (Unaudited)
                 December 31, 1998 and March 31, 1998

    ASSETS               December 31, 1998         March 31, 1998

    Cash and cash
       Equivalents          $  82,133            $28,475
    Receivables                459,519           390,758
    Note receivable            412,095           389,489
    Property, furniture
        and equipment, net     758,599           712,482
      Excess of cost over
        fair value acquired,
         net                   144,293           153,420
    Other assets               129,504            105,449
    Restricted cash            333,545            168,206

                             $2,319,688           $1,948,279

      LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable
      and accrued
      liabilities            $186,721            $132,375
    Income tax payable        73,764               47,605
    Deferred income
         taxes                11,830                  11,830
         Total Liabilities    272,315              191,810

      Stockholders' equity:
    Common stock,
        no par value;
        25,000,000 shares
       authorized, 767,813
       issued and outstanding,
       at December 31, 1998
       and 772,929 issued and
       outstanding at
     March 31, 1998         555,177                  554,942
      Additional
       paid-in capital      505,347             505,347
    Retained earnings       986,849                 696,180
         Total
         stockholders'
         equity              2,047,373                 1,756,469


                           $2,319,688                 $1,948,279

    See accompanying notes to condensed financial statements.

                   COLONIAL TRUST COMPANY

    Condensed Statements of Earnings (Unaudited)

                   Three-month period      Nine-month period
                   ended December 31,      ended December 31,

    Revenues:         1998        1997            1998    1997

      Bond servicing
      Income            $526,431  $394,331    $1,464,810  $1,178,853
    IRA servicing
      fees-corporate   122,175      71,688         315,063    262,917
    IRA servicing
       fees-personal
       trust           30,603     16,929           86,962       54,292
    Trust fee income   107,544    73,427           323,720     206,670
    Interest income    13,32      10,402           36,759       29,475

    Total revenue      800,077       566,777      2,227,314       1,732,207


        General and
       administrative
       expenses         599,796   477,581        1,711,281     1,470,005

    Earnings before
        income taxes    200,281    89,197           516,031       262,202

    Income taxes         81,547     36,892          209,740       106,969


    Net earnings       $118,734    $52,305         $306,291    $155,233


    Basic net
       earnings per
       common share    $.16     $.07              $.40              $.20

    Diluted net
       earnings per
      common share     $.15     $.07         $.39              $.20

    Weighted average
     shares outstanding
     - basic         764,503      776,681     766,388      777,386

    Weighted
       average shares
       outstanding
     - diluted      778,047        790,323     779,994     791,028







    See accompanying notes to condensed financial statements.

                 COLONIAL TRUST COMPANY

          Condensed Statements of Cash Flows (Unaudited)

                                              Nine-month period
                                              ended December 31,
                                            1998             1997
    Cash flows from
       operating activities:

    Net earnings                           $306,29          $155,233

    Adjustments to reconcile net
         earnings to
         net cash provided by
         operating activities:

    Depreciation and
       amortization                          67,305             61,980
      Increase in receivables                (68,761)          (167,412)
    (Increase) Decrease in
       other assets                           (24,055)       37,884
    Increase in accounts
     payable and accrued liabilities           54,346           9,537
    Increase in income tax payable            26,159           2,874

    Net cash provided by
    operating activities                        361,285       100,096


    Cash flows from investing activities:

    Purchase of property,
     furniture and equipment                   (104,295)       (33,330)
    Additions to note receivable                (22,606)         (21,220)
    Increase in restricted cash                 (165,339)          0

    Net cash used in investing
       activities                                (292,240)      (54,550)

    Cash flows from financing activities:

    Proceeds from sale of
    common stock                                     235           0
    Purchase and retirement
     of common stock                             (15,622)        (11,100)

    Net cash used in financing
    activities                                   (15,387)    (11,100)

      Increase in cash and
    cash equivalents                              53,658      34,446

    Cash and cash equivalents
     at beginning of period                        28,475       132,426

    Cash and cash equivalents
     at end of period                             $82,133        $166,872

      See accompanying notes to condensed financial statements.

     COLONIAL TRUST COMPANY

     Notes to Condensed Financial Statements

                                     Significant Accounting Policies

         In the opinion of Colonial Trust
         Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form
         10-KSB for the year ended March 31, 1998.

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

              On November 1, 1995, the Company
              purchased all of the issued and outstanding
               capital stock of Camelback Trust
              Company ("Camelback"). Effective on
              August 1, 1996, Camelback was
              merged with and into the Company,
              the Company continued as the surviving
              corporation, and the separate existence
              of Camelback terminated effective as of
               such date.  Camelback now operates
              as the Company's "Personal Trust
               Division."  The Personal Trust
              division provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts.

    COLONIAL TRUST COMPANY
    Notes to Condensed Financial Statements
    (b)  Revenue Recognition

    The Company is compensated for its
    services as trustee and paying agent in
    one of three ways.  The first fee
    structure allows the Company to invest
    trust funds held for disbursement and
    retain the gains and earnings therefrom.
      The second fee structure requires the
    issuing institution to pay a percentage of the bond proceeds to the Company for set-up and bond printing costs during
     the first year. Additionally, an annual maintenance fee is required each year.
    ]The third fee structure entitles the Company to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issue. The Company's policy is to allow the non-profit issuer to choose between the three fee structures.  The
    Company believes that the third
     fee structure is currently utilized by a majority of the Company's competitors.

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

    Lease Commitments

         The Company was party to an office
          lease for commercial office space
         formerly occupied by Camelback as
          its executive office. This office lease terminated on February 14, 1998.
         During the nine-month period ended
          December 31, 1998, the Company no
         longer leased office space.

    COLONIAL TRUST COMPANY

  Notes to Condensed Financial Statements

                                     Earnings Per Share

         A reconciliation from basic earnings
         per share to diluted earnings per share
          for the periods ended December 31,
         1998, and December 31, 1997, follows:

                  Three-month period       Nine-month period
                  ended December 31,      ended December 31,

                     1998         1997       1998         1997

    Net earnings    $118,734     $52,305    $306,29     $155,233

    Basic EPS
       weighted average
    shares
    outstanding       764,503       776,681    766,388      777,386

    Basic EPS         $.16           $.07           $.40       $.20

    Basic EPS
    weighted average
    shares
    outstanding    764,503      776,681       766,388        777,386

    Effect of
     Dilutive
     securities:
    stock options  13,544            13,642     13,606     13,642

    Diluted EPS
    weighted
    average
    shares
    outstanding    778,047      790,323         779,994    791,028

    Diluted EPS    $.15          $.07        $.39        $.20


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

                                     Notes to Condensed Financial Statements


    Item 2.  Management's Discussion
    and Analysis or Plan of Operation

    Results of Operations   Three-month Periods
    Ended December 31, 1998 and December 31, 1997

    The Company reported an increase in net earnings for the three-month period ended December 31, 1998, compared to the comparable prior period.
    The Company had net earnings of $118,734, or $.15 per share, for the three-month period ended
    December 31, 1998, compared to net earnings of $52,305, or $.07 per share, for the three-month period ended December 31, 1997, an increase of 127%. The Company had total revenue of $800,077 for the three-month period ended
    December 31, 1998, compared to total revenue of $566,777 for the three-month period ended
    December 31, 1997, an increase of 41%.

    The Company's bond servicing income increased
     to $526,431 for the three-month period ended
    December 31, 1998, compared to $394,331
    for the three-month period ended December
    31, 1997, an increase of 33%. The increase was primarily attributable to an increase in the number of bond issues for which the Company serves as Trustee and Paying Agent. As of December 31, 1998, the Company was serving as trustee for the benefit of bondholders on 434 bond offerings totaling approximately
    $365,736,000 in original principal amount; as of December 31, 1997, the Company was serving as trustee for the benefit of bondholders on 400 bond offerings totaling approximately
    $313,200,000 in original principal amount. The
     increase in new bond offerings is due to the new business development efforts of the Company.

    Income from IRA Accounts increased to
    $152,778 for the three-month period
    ended December 31, 1998, compared to
     $88,617 for the three-month period
    ended December 31, 1997, an increase
    of 72%.  The increase was due primarily
    to an increase in the number of IRA Accounts serviced by the Company. IRA Accounts are serviced by both the Corporate Trust Division and the Personal Trust Division of the Company.
     As of December 31, 1998, the Company served as trustee for approximately 7,950 self-directed
    Individual Retirement Accounts with total
     assets of approximately $153,658,000; as of December 31, 1997, the Company served as trustees for approximately 6,300 self-directed Individual Retirement Accounts with total assets of approximately $138,000,000.

    Trust fee income increased to $107,544
     for the three-month period ended December
     31, 1998, compared to $73,427 for the
    three-month period ended December 31,
     1997, an increase of 46%.  The increase
     was due to an increase in the number
     of accounts for which the Company serves as trustee or agent.

    Interest income increased to $13,324 for the three-month period ended December 31, 1998, compared to $10,402 for the three-month period ended December 31, 1997, an increase of 28%. The increase was primarily attributable to an increase in the note receivable balance due to reinvestment of earned income.

    The Company's general and administrative expenses increased to $599,796 for the three-month period ended December 31, 1998, compared to $477,580 for the three-month period ended December 31, 1997, an increase of 26%. The increase was due primarily to the addition of several staff members, as well as other additional expenses involved
     in administering the Company's growing bond servicing, IRA and personal trust business.
     The Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 75% for the three-month period December 31, 1998, compared to 84% for the comparable prior period. The foregoing decrease reflects the Company's ability to spread its general and administrative expenses over an expanding revenue base.

    The Company's effective income tax rate
     was 40.7% for the three-month period ended
    December 31, 1998, and 41.4% for the three-month period ended December 31, 1997.


    Results of Operations   Nine-month Periods
     Ended December 31, 1998 and December 31, 1997

    The Company reported an increase in net
     earnings for the nine-month period ended
    December 31, 1998, compared to the
    comparable prior period.  The Company had net
     earnings of $306,291, or $.39 per share, for the nine-month period ended December 31, 1998, compared to net earnings of $155,233, or $.20 per share, for the nine-month period ended
    December 31, 1997, an increase of 97%.  The
     Company had total revenue of $2,227,314 for the nine-month period ended December 31, 1998, compared to total revenue of $1,732,207 for the nine-month period ended December 31, 1997, an increase of 29%.

    The Company's bond servicing income increased to $1,464,810 for the nine-month period ended
    December 31, 1998, compared to $1,178,853 for the nine-month period ended December
     31, 1997, an increase of 24%. The increase was primarily attributable to an increase in the number of bond issues for which the Company serves as Trustee and Paying Agent and, to a lesser extent, a one-time collection of approximately $45,000 in outstanding fees related to a settlement of a bankruptcy estate.

    Income from IRA Accounts increased to
     $402,025 for the nine-month period ended
    December 31, 1998, compared to $317,209
     for the nine-month period ended December
    31, 1997, an increase of 27%. The increase was due primarily to an increase in the number of IRA Accounts serviced by the Company.

    Trust fee income increased to $323,720 for
     the nine-month period ended December 31, 1998, compared to $206,670 for the nine-month period ended December 31, 1997, an increase of 57%. The increase was due to an increase in the number of accounts for which the Company serves as trustee or agent.

    Interest income increased to $36,759 for the
     nine-month period ended December 31, 1998, compared to $29,475 for the nine-month period ended December 31, 1997, an increase of 25%.

    The increase was primarily attributable to an increase in the note receivable balance due to reinvestment of earned income.

    The Company's general and administrative expenses increased to $1,711,283 for the nine-month period ended December 31, 1998, compared to $1,470,005 for the nine-month period ended December 31, 1997, an increase of 16%. The increase was due primarily to the addition of several staff members, as well as other additional expenses involved in administering the Company's growing bond servicing, IRA and personal trust business.
    For the nine-month period ended December
    31, 1997, the Company incurred an expense
     of approximately $54,500 in connection with the termination in June 1997 of its proposed private placement of Common Stock. Such expenses were for legal, accounting, and investment banking fees incurred (and previously accrued by the Company) in connection with such private placement. The Company sold no securities in the private placement.  The
    Company's general and administrative expenses decreased as a percentage of the Company's total revenues to 77% for the nine-month period ended December 31, 1998, compared to 85%
     for the comparable prior period. The foregoing decreases reflect the Company's ability to spread its general and administrative expenses over an expanding revenue base.

    The Company's effective income tax rate was 40.6% for the nine-month period ended
     December 31, 1998, and 40.8% for the nine-month period ended December 31, 1997.

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

    The Company has divided its Year 2000 review
     into two phases. The first addresses the Company's core information technology systems. The second phase addresses non-core information technology systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The Company substantially completed the first phase of its review in June 1998. The
    Company anticipates completing the second phase by March 1999.

    In the first phase of its Year 2000 review, the Company tested all software products currently provided to broker-dealers, and determined that such products were Year 2000 compliant. The
     Company also made inquiries of all third parties supplying the Company with computer hardware and software products and received assurances that such products and components are Year 2000 compliant. With respect to core information technology, the Company made inquiries of third parties supplying computer hardware and software operating systems to the Company, and received assurances that such hardware and software systems were Year
     2000 compliant.

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

    If the Company or the third parties
     with which it has relationships were to
    cease or not successfully complete its
    or their Year 2000 remediation efforts,
    the Company would encounter disruptions
     to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships. The Company does not believe expenditures to be Year 2000
    compliant will be material, and is expensing all costs associated with the Year 2000 remediation plan. However, there can be no assurance that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

    Liquidity and Capital Resources

    Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,047,373 on December
    31, 1998. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically,
    $166,666, $333,332 and $500,000 of such
    net capital must meet the Department's liquidity requirements by December 31, 1997, December
    31, 1998, and December 31, 1999, respectively.
     At December 31, 1998, $333,545 of the
     Company's net capital met the

    Department's liquidity requirements.  The
    Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the
     Company. Net cash provided by operating activities was $361,286 for the nine-month period ended December 31, 1998.  The
    Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's
    Master Note with its former parent, Church
    Loans and Investments Trust.

    The Company's cash and cash equivalents
     increased from $28,475 on March 31,
    1998, to $82,133 on December 31, 1998,
    while the note receivable increased from $389,489 on March 31, 1998, to $412,095 on
    December 31, 1998. The increase in cash and cash equivalents was primarily due to the results of operations. The increase in the note receivable was due to the reinvestment of interest earned on the note receivable.  The
     Company's net property and equipment
    ncreased from $712,482 on March 31, 1998, to $758,599 on December 31, 1998. The increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees.  The Company believes
    that capital expenditure requirements for the
     foreseeable future will be covered by excess cash low from operations.

    "Safe Harbor" Statement under the Private
    Securities Litigation Reform Act of 1995

    This Form 10-QSB contains one or
    more forward-looking statements within
     the meaning of Section 21E of the Securities
     Exchange Act of 1934, as amended, and is
    subject to the safe harbors created thereby.
     These forward-looking statements involve risks
    and uncertainties, including, but not limited to:
    the Company's continued employment of
     key management, including John Johnson,
     the Company's Chief Executive Officer;
    Marv Hoeflinger, the Company's Vice
    President of Business Development; Bud
    Olson, the Company's Vice President of
    Business Development   Personal Trust
     business; and Christopher J. Olson, the
    Company's Vice President and senior officer responsible for the Company's Personal Trust
     Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company;
    the Company's success in being repaid on the bonds it purchases or the loans it makes under the Bond Repurchase Program; the continuation of the Company's investment advisory agreements with Hackett Investment Advisors ("HIA") and
    Wright Investors' Services (WIS), pursuant to which HIA and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services;
    Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange
     Commission filings.  The Company filed its fiscal 1998
    Form 10-KSB on June 29, 1998. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

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

    Item 3:        Default Upon Senior Securities

              None.

    Item 4:        Submission of Matters to a Vote
     of Security Holders

      On September 24, 1998, the Company
      held its Annual Meeting of Shareholders
      (the "Annual Meeting"). The following sets forth the matters voted upon at the Annual Meeting, as well as the number of votes cast for, against or withheld on such matters:

       1.     1-for-10 reverse stock split:
                                  Votes for             Votes Against

                                   4,057,746                  564,102

         Election of Directors:

                                   Votes for            Votes Against

         Lynn R. Camp             4,551,599                40,531
         Gerald G. Morgan, Jr.    4,562,913                29,217
         Michael W. Borger        4,670,471                40,531
         John K. Johnson          4,562,609                29,521

    Item 5:        Other Information

              None.

    Item 6:        Exhibits and Reports on Form 8-K:

              Exhibits:  None.

              Reports on Form 8-K:  None.

                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COLONIAL TRUST COMPANY

    DATE:  February 11, 1999 BY:   /s/ John K. Johnson
                                      John K. Johnson
                                      Its:   President

    DATE:  February 11, 1999 BY:   /s/ Christopher J. Olson
                                       Christopher J. Olson
                               Its:  Chief Financial Officer