Form 10KSB40
period 1999-03-31
COLONIAL TRUST CO /AZ
filed 1999-07-01
CIK 869296

FORM 10-KSB

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549



	[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 1999

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

Securities registered under Section 12(g) of the Exchange Act
 Common Stock, no par value






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

Issuers' revenues for its most recent fiscal year: $3,072,236.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,466,204 as of June 1, 1999.

As of June 1, 1999, 758,832 shares of the Registrant's
 Common Stock were outstanding.

TABLE OF CONTENTS

     	Page

PART I

Item  1:	Description of Business  . . . . . . . . . 	  4
Item  2:	Description of Properties  . . . . . . . . 	 12
Item  3:	Legal Proceedings  . . . . . . . . . . . .	 12
Item  4:	Submission of Matters to a Vote of
Security Holders . . . . . . . . . . . . .	 13



PART II

Item  5:	Market for Common Equity and Related
	Stockholder Matters  . . . . . . . . . . .	 13
Item  6:	Management's Discussion and Analysis
	or Plan of Operation . . . . . . . . . . .	 13
Item  7:	Financial Statements . . . . . . . . . . .	 24
Item  7.a	Qualitative Risks . . . . . . . . . . . .  40
Item  8:	Changes in and Disagreements with
	Accountants on Accounting and
	Financial Disclosure . . . . . . . . . . .	 40



PART III

Item  9:	Directors, Executive Officers, Promoters
	and Control Persons; Compliance with
	Section 16(a) of the Exchange Act  . . . .	 41
Item 10:	Executive Compensation . . . . . . . . . .	 43
Item 11:	Security Ownership of Certain Beneficial
	Owners and Management  . . . . . . . . . .	 47
Item 12:	Certain Relationships and Related
	Transactions . . . . . . . . . . . . . . .	 49
Item 13:	Exhibits and Reports on Form 8-K . . . . .	 49


	PART I

Item 1.	Description of Business.

Forward Looking Statements

This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section
27A of the Securities Act of 1993, as amended (the
"Securities Act"), and Section 21E of the Securities
 Exchange Act of 1934, as amended (the "Exchange Act").
 Such statements may include, but not be limited to, projection of revenues, income, or loss, estimates of capital expenditures, plans for the future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words
 "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement
 was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements.
  The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information , future events, or otherwise.
 The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business -Growth Plans," and "Item 6: Management's Discussion and
 Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

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

Business Segments

The Company currently has two business segments:  Corporate
 Trust and Personal Trust. The Corporate Trust segment provides services including serving as custodian for individual retirement accounts ("IRA Accounts"), and trustee for bond offerings of churches and other non-profit organizations. The Company is presently primarily engaged in serving as trustee and paying agent on bond programs of churches and other non-profit organizations. Through its Personal Trust segment, the Company provides traditional investment management, administration and custodial services for customers with trust assets. This segment also serves as trustee or custodian for IRA Accounts.

Corporate Trust Segment

Bond Offering Services

Historically, the Company's primary business has been serving as trustee and paying agent for bond offerings of churches and other non-profit organizations. The majority of these bonds are sold by broker-dealers in offerings that are exempt from registration under federal and state securities laws.

In its capacity as trustee for bond offerings of
 non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering.  The
Company invests such proceeds in U.S. Treasury Obligation
Money Market Mutual Funds according to the terms of the Company's investment policy and the applicable trust indenture.
  The Company also receives periodic sinking fund payments (payments of interest on the bonds by the non-profit organizations, typically made on a weekly basis) on their respective due dates. In its capacity as paying agent, the Company distributes the sinking fund payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. In instances in which a bondholder has transferred ownership of a bond for which the Company is serving as paying agent, the Company serves as transfer agent and effects the transfer of such bond between the former and current bondholder. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds
(typically real estate and related improvements owned
 by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

	The Company is compensated for its services as trustee and paying agent in one of three ways. The first fee structure allows the Company to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and bond printing costs during the first year. Additionally, an annual maintenance fee is required each year. The third fee structure entitles the Company to interest earnings up to 2.5% of daily trust funds held in bond proceeds accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issue. The Company's policy is to allow the non-profit issuer to choose between the three fee structures. The Company believes that the third fee structure is currently utilized by a majority of the Company's competitors. The Company also receives a $10 fee in instances in which the company serves as transfer agent.

As of March 31, 1999, the Company had served as trustee and paying agent on 574 bond offerings totaling approximately $514 million in original principal amount. The foregoing includes a total of 87 bond offerings in original principal amount of approximately $124 million originated in the fiscal year ended March 31, 1999. The Company's revenues from these activities represented approximately 66% of the Company's aggregate revenues for the year ended March
 31, 1999.  See "Item 6-Management's Discussion and
Analysis or Plan of Operation - Results of Operations-Results of Operations for the Years Ended March 31, 1999 and 1998."

As of March 31, 1999, all bond programs for which the Company was serving as trustee and paying agent had been originated by fourteen broker/dealers, and four of those broker/dealers had originated bonds representing approximately 78% of the aggregate principal amount of all bonds for which the Company was serving as trustee and paying agent. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

The Company is attempting to procure additional business from the broker/dealers with whom the Company currently has a relationship, and is also attempting to develop relationships with and procure business from broker/dealers with whom the Company does not currently have a relationship.

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

At March 31, 1999, the Company was serving as trustee
 for approximately 8,143 IRA Accounts with an aggregate value of approximately $136 million. Revenue from the
 Company's activities in this area represented approximately 15% of the Company's aggregate revenues for the year ended March 31, 1999.  See "Item
6-Management's Discussion and Analysis or Plan of
Operation - Results of Operations for the Years
Ended March 31, 1999 and 1998."

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

The Company intends to attempt to grow this business
 primarily through marketing efforts directed at non-profit organizations. The Company promotes its
 IRA services through investment seminars emphasizing the Company's ability and willingness to allow church bonds as a self-directed IRA investment.

Personal Trust Segment

The Personal Trust segment provides traditional investment management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA Accounts and trustee for managed
 IRA accounts. At March 31, 1999, the Personal Trust segment served as trustee or agent for 304 trust, other accounts, or investment agency accounts with a fair market value of approximately $61 million, and served as custodian or trustee for approximately 198 IRA
Accounts with a fair market value of approximately
$38 million.

The Personal Trust segment generates revenues based
 on two fee structures. The first fee structure represents a percentage of the fiduciary assets which the Company holds as trustee or agent. Fees are assessed on a quarterly basis to individual accounts according to the fair market value of the supporting fiduciary assets in such account at the end of each quarter. Under the second fee structure, the Personal
Trust segment charges a flat annual fee based on the type of asset and the services rendered for its services.
 The fee varies depending on the level of investment management the customer desires. This segment charges either a flat annual fee of $500 plus $25 per special asset, or a percentage of total assets held in the account for IRA Accounts for which it serves as custodian or trustee.

The Personal Trust segment is party to an investment
 advisory agreement dated December 1998 with Hackett
Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, this business segment designates HIA, and HIA serves for the Company, as investment advisor on a portion of the investment accounts of the Personal
Trust segment. HIA further refers to the Personal Trust segment all business opportunities for which an independent corporate fiduciary is necessary or appropriate.  The Personal Trust segment pays HIA
30% of the gross fees collected by the Company from the segment's investment management accounts receiving
 HIA advisory services. The agreement with HIA is scheduled to terminate on December 31, 2000.

The Personal Trust segment is also party to an investment advisory agreement dated January 2, 1997 with Wright Investors Services ("WIS").
WIS is an investment advisor located in Bridgeport, Connecticut. Pursuant to this agreement, this segment designates WIS, and WIS serves for the segment, as investment advisor on a portion of the designated investment accounts of the Personal
Trust segment. The Company pays WIS 30% or 10%, depending upon the type of account, of the gross fees collected by the segment from the segment's investment management accounts for which WIS serves as investment advisor. The agreement initially ran through January 31, 1998. The agreement automatically renews for subsequent terms of one year each, unless either party notifies the other in writing at least three months in advance of the anniversary date of its intent to terminate the agreement. The agreement has been renewed and continues in effect until January 31,2000.

	The Personal Trust segment is currently negotiating an investment advisory agreement with Feldman Securities
 Group, L.L.C. ("FSG"). FSG is an investment advisor located in Chicago, Illinois. The intent of this agreement is for FSG to serve as investment advisor on a portion of the designated investment accounts of this segment.

The profitability of the Personal Trust segment is largely dependent on the Company's ability to manage the trust accounts resulting from these efforts.
Revenues from the Personal Trust segment represented approximately 19% of the Company's aggregate gross revenues for the year ended March 31, 1999. See
 "-Growth Plans" and "Management's Discussion and
Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 1999 and 1998."

Growth Plans

The Company intends to attempt to expand its non-profit
 bond servicing operations, its IRA Account servicing operations, and its traditional trust and investment agency servicing operations. Although the Company may make additional acquisitions in the event opportunities arise on favorable terms, the Company anticipates that expansion will result primarily from internal development.

The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company also intends to attempt to develop additional sources of revenue by serving as paying agent for non-profit loan funds established by denominations of various religious organizations. The Company may establish a bond loan program whereby a bond issuer meeting certain financial criteria could borrow funds from the Company by pledging unsold bonds of the offering as collateral for such loan in an amount equal to the loan. Bonds held as collateral for the loan would accrue interest to the Company offsetting the interest charged for the loan. In addition to the interest earned on the loaned funds, the Company would earn a loan commitment fee. There may be no assurance that the Company will be successful in its efforts to increase bond-servicing revenues or to develop additional sources of revenue.
  See "Management's Discussion and Analysis or Plan of
 Operation - Results of Operations for the Years Ended
March 31, 1999 and 1998."

The Company intends to (i) attempt to expand its IRA
 Account servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship, and (ii) host investment seminars emphasizing the Company's ability and willingness to allow church bonds as a self-directed IRA investment. There may be no assurance that the Company will be successful in its efforts to increase IRA Account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 1999 and 1998."

The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. The Company will be dependent primarily upon the efforts of Bud Olson, the Personal Trust segment's Vice President of Marketing, with respect to these matters. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's
 Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 1999 and 1998."

The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities
 Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the continued employment of key management, including Messrs. Hoeflinger, Olson and
 John Johnson, the Company's Chief Executive Officer; the success of Messrs. Hoeflinger and Olson in their respective business development efforts; the Company's
 success in marketing its existing relationships with broker/ dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources for referrals for the Company;
the continuation of the Company's investment advisory agreements with WIS, FSG, and HIA and their success in managing the trust and IRA Accounts for which they provide services; no material changes in existing laws, rules or regulations affecting the Company's operations;
competitive factors, such as increased competition for the Company's services in one or more of the above business segments; an increase in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business and other factors set forth in "Management's Discussion and Analysis or
Plan of Operation."

Competition

The Company's primary competitors in the non-profit bond servicing business are Reliance Trust Company, Herring
National Bank, American Church Trust Company and National
City Bank. Some of these companies have significantly greater financial and other resources than the Company.
 Increased success by these competitors or increased competition from additional sources could have a material adverse effect on the Company's financial condition and results of operations.

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

Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least
$500,000; the Company's net capital was approximately
 $2,100,527 on March 31, 1999. The legislation also requires that the Company's net capital meet certain liquidity requirements.  Specifically, $166,666,
$333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by December
 31, 1997, December 31, 1998 and December 31, 1999,
respectively.  At March 31, 1999, $337,551 of the
Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company.

The Company believes that it is currently in substantial
 compliance with all applicable federal, state and local laws and regulations.

Employees

At March 31, 1999, the Company employed 36 people.
 None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

The Company was also a party to a lease for commercial office space formerly occupied by the Personal Trust segment. The office lease terminated on February
14, 1998.

Item 3.	Legal Proceedings.

On November 1, 1996, a former employee of the Company filed a charge of race discrimination before the Civil Rights Division of the Arizona Attorney
 General's office (the "Agency"). The action was filed subsequent to the employee's discharge by the Company. The Company filed its statement of position on December 12, 1996, in which the Company denied all allegations of discrimination or wrongdoing with respect to the former employee, and on January 27, 1997, the Company also filed responses to the Agency's interrogatories. The Agency failed to take action before the expiration of the Arizona Statute of
Limitations. The matter has therefore been referred to the United States Equal Employment Opportunity
 Commission (" EEOC") and is pending before that Agency.
 At the present time, the Company has been advised by its counsel in this matter that, in the opinion of such counsel, it is too early in the administrative process to make a determination concerning the potential outcome of such proceeding or the potential liability of the Company as a result of this proceeding or other potential proceedings. However, an adverse finding by the EEOC could result in subsequent litigation that could lead to an award of substantial monetary damages to the former employee and against the Company, in addition to an award of attorney's fees, litigation costs and potential equitable relief such as an injunction and/or reinstatement. The former employee might also attempt to file a lawsuit against the Company even in the face of a finding by the EEOC adverse to the former employee's position.

Item 4.	Submission of Matters to a Vote of Security holders.

None.

	Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

On June 1, 1999, the Company had approximately 2,700 stockholders of record. There is no established public trading market for the Company's Common Stock. The
Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders'
 equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See
"Business-Regulation, Licensing and Supervision".

	On September 24, 1998, the Company's stockholders approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse split.

Initial purchases and sales of the Company's Common
Stock occurred in January 1991.  See Item 1 -
"Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 1999, were $3.25 and $3.00 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.

Item 6.	Management's Discussion and Analysis or Plan of
Operation

Results of Operations for the Years Ended March 31,
1999 and 1998.

The Company had net earnings of $378,958, or $.49 diluted earnings per share, for the fiscal year ended
March 31, 1999, compared to net earnings of $214,358, or $.27 diluted earnings per share, for the year ended
March 31, 1998, an increase in net earnings of 77%.
The Company had total revenue of $3,072,236 for the
 year ended March 31, 1999, compared to total revenue of $2,346,610 for the prior year, an increase of 31%.

		Corporate Trust		Personal Trust		Other		Total
1999
Bond
  Servicing
  Income	$2,006,221 		             -		        -		$2,006,221
IRA
  Servicing
  Fees	448,328 		         $120,064 		  -		 568,392
Trust
  Income	   -		                445,569 		  -		 445,569
Interest
  Income	   -		                   -		    $52,054	 	  52,054
		$2,454,549 		         $565,633 	    $52,054		$3,072,236

General
 & Admin-
 istrative
 Expenses  $1,257,385		         $483,462		    $692,137     $2,432,984

1998
Bond
 Servicing
 Income    $1,582,917		            -		        -	     $1,582,917
IRA
 Servicing
 Fees		348,660		         $95,331		        -		443,991
Trust
 Income	  -		               279,903		        -		279,903
Interest
 Income	  -		                  -		      39,799	39,799
	    $1,931,577		         $375,234		      39,799     $2,346,610

General
& Admin-
istrative
Expenses   $866,149		         $327,116		     $791,220    $1,984,485

1997
Bond
 Servicing
 Income    $1,226,591		              -		          -		$1,226,591
IRA
 Servicing
 Fees		297,631		          $54,387		          -		352,018
Trust
 Income	   -		                173,603		          -		173,603
Interest
 Income	   -		                   -		       $34,033	34,033
		$1,524,222		          $227,990		 $34,033	$1,786,245

General
& Admin-
istrative
 Expenses    $685,900		          $193,792		 $642,328   $1,522,020

The Corporate Trust segment's income increased $522,972 to $2,454,549, or 27% for the year ended March 31, 1999, as compared to 1998. The Personal Trust segment's income increased $190,399 to $565,633 or 51% for the year ended
March 31, 1999, as compared to 1998.

The Corporate Trust segment's bond servicing income increased to $2,006,221 for the year ended March 31,
 1999, compared to $1,582,917 for the year ended March
31, 1998 an increase of 27%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1999, the Company was serving as trustee and paying agent on 466 bond offerings totaling approximately $409,000,000 in original principal amount; at March 31, 1998, the Company was serving as trustee and paying agent on 418 bond offerings totaling approximately $315,000,000 in original principal amount. The Company anticipates that its bond servicing income will increase in the year ending
 March 31, 2000, as a result of an increase in the number and principal amount of bond offerings for which the Company serves as trustee and paying agent.

Revenue from the Corporate Trust segment's IRA
Account servicing activities increased to $448,328 for the fiscal year ended March 31, 1999, compared to $348,660 for the fiscal year ended March 31, 1998, an increase of 29%. Revenue from the Personal Trust segment IRA Account servicing activities increased to $120,064 for the fiscal year ended March 31, 1999 compared to $95,331 for the fiscal year ended March
31, 1998, an increase of 26%.

At March 31, 1999, the Corporate Trust segment was servicing 8,143 IRA Accounts with an aggregate value of approximately $136,000,000 and the Personal Trust segment was servicing 198 IRA accounts with an aggregate value of approximately $38,000,000. At March 31, 1998, the Corporate Trust segment was servicing 6,503 IRA
 Accounts with an aggregate value of approximately
 $117,000,000, and the Personal Trust segment was servicing 141 accounts with an aggregate value of approximately $26,000,000. The Company anticipates that its IRA Account servicing revenue will increase in the fiscal year ending March 31, 2000 as a result of an increase in the number of IRA Accounts serviced by these segments.

The Personal Trust segment's trust income increased to $445,569 for the fiscal year ended March 31, 1999, compared to $279,903 for the prior fiscal year, an increase of 59%. At March 31, 1999, the Personal Trust segment was serving as trustee or agent for 304 trust, investment accounts, or other accounts with a fair market value of approximately $61,000,000. The Company anticipates that trust income will increase in fiscal
 2000 as a result of an increase in the number of accounts serviced by this segment.

Interest income increased to $52,054 for the fiscal
 year ended March 31, 1999, compared to $37,799 in the prior fiscal year, an increase of 38%. The increase was primarily attributable to a larger balance held for investment.

The Corporate Trust segment's general and administrative
 expenses increased in the aggregate to $1,257,385 for the fiscal year ended March 31, 1999, compared to $866,149 for the prior fiscal year, and increased to 51% of segment revenues for the fiscal year ended
March 31, 1999, from 45% of segment revenues in the
 prior fiscal year. The Personal Trust segment's general and administrative expenses increased in the aggregate to $483,462 for the fiscal year ending
 March 31, 1999, compared to $327,116 for the prior fiscal year, and decreased to 85% of segment revenues for the fiscal year ended March 31, 1999, compared to
 87% of segment revenues in the prior fiscal year.
The Company anticipates that general and administrative expenses will increase in the aggregate for both segments in the fiscal year 2000, but will remain relatively constant or decrease slightly as a percentage of revenues from fiscal 1999 levels as a result of spreading these increased costs over a larger revenue base.

The foregoing discussion contains various forward-looking statements within the meaning of Section
 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.
Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker
/dealers who can serve as a source of referral for the Company; the continued employment of key management;
the success of Messrs. Hoeflinger and Olson in their business development efforts on behalf of the Company;
 the continuation of the Company's investment advisory agreements with HIA, WIS and FSG and their success in managing the trust and investment agency accounts for which they provide services; increased staffing or office
 needs not currently anticipated; increased competition for the Company's services, competitive pressures or prices for the Company's services; and changes in rules and regulations adversely impacting the Company's business segments.

Results of Operations for the Years Ended March 31,
 1998 and 1997.

The Corporate Trust income increased $407,355 to
$1,931,577, or 27% for the year ended March 31, 1998, as compared to 1997. The Personal Trust income increased $147,244 to $375,234 or 65% for the year ended March 31, 1998, as compared to 1997.

The Company had net earnings of $214,358, or $.27 diluted earnings per share, for the fiscal year ended
March 31, 1998, compared to net earnings of $163,725,
 or $.21 diluted earnings per share, for the year ended March 31, 1997, an increase in net earnings of 31%. The Company had total revenue of $2,346,610 for the year ended March 31, 1998, compared to total revenue of $1,786,245 for the fiscal year ended March
 31, 1997, an increase of 31%.

The Corporate Trust segment's bond servicing income
increased to $1,582,917 for the fiscal year ended
 March 31, 1998, compared to $1,226,591 for the fiscal
 year ending March 31, 1997, an increase of 29%.  The
 increase in bond servicing income was primarily
 attributable to the increase in the number of bond
accounts serviced by the Company.  At March 31, 1998,
the Company was serving as trustee and paying agent
on 418 bond offerings totaling approximately $315,000,000
in principal amount; at March 31, 1997, the Company
was serving as trustee and paying agent on 360 bond
offerings totaling approximately $267,000,000 in
 principal amount.   Revenue from the Company's IRA
Account servicing activities increased to $443,991 for the fiscal year ended March 31, 1998 compared to $352,018 for the fiscal year ended March 31, 1997, an increase of 26%, due primarily to an increase in the number of IRA Accounts serviced by the Company.
 Revenue from the Corporate Trust segment's IRA
Account servicing activities increased to $348,660 for the fiscal year ended March 31, 1998, compared to $297,631 for the fiscal year ended March 31, 1997, an increase of 17%. Revenue from the Personal Trust segment's IRA Account servicing activities increased to $95,331 for the fiscal year ended March 31, 1998 compared to $54,387 for the fiscal year ended March
31, 1998, an increase of 75%.

At March 31, 1998, the Corporate Trust segment serviced 6,503 IRA Accounts with an aggregate value of approximately $117,000,000, and the Personal Trust segment serviced 141 IRA Accounts with an aggregate value of approximately $26,000,000.

The Personal Trust segment's trust income increased
 to $279,903 for fiscal year ended March 31, 1998, compared to $173,603 for the fiscal year ended March
 31, 1997, an increase of 61%. This increase was primarily due to an increase in the number of accounts being serviced by this segment.

Interest income increased to $39,799 for the fiscal year ended March 31, 1998, compared to $34,033 for the fiscal year ended March 31, 1997, an increase of 17%. The increase was primarily attributable to a larger balance held for investment.

The Corporate Trust segment's general and administrative expenses increased in the aggregate to $866,149 for the fiscal year ended March 31, 1998, compared to $685,900 for the prior fiscal year, but remained constant at 45% of segment revenues for the fiscal years ended March 31, 1998, and March 31, 1997. The
Personal Trust segment's general and administrative
 expenses increased in the aggregate to $327,116 for the fiscal year ended March 31, 1998, compared to $193,792 for the prior fiscal year, and increased to 87% of segment revenues for the fiscal year ended March 31, 1998, compared to 85% of segment revenues in the prior fiscal year.

Liquidity and Capital Resources

Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,100,527 on March 31, 1999. The legislation also requires that the Company's net capital meet certain liquidity requirements.  Specifically,
$166,666, $333,332 and $500,000 of such net capital
must meet the Department's liquidity requirements as of December 31, 1997, December 31, 1998 and
 December 31, 1999, respectively.  At March 31,
 1999, $337,551 of the Company's net capital met the Department's liquidity requirements. The
 Company believes that it will be able to satisfy the foregoing liquidity requirements from cash hand and other assets of the Company. Net cash provided by operating activities was $562,980 for the year ended March 31, 1999. Net cash used in investing activities was $381,299 for the year ended March 31, 1999, resulting primarily from the purchase of property and equipment and an increase in restricted cash.

The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments
 Trust.

Accounting Matters

	In September 1997, the Financial Accounting
 Standards Board issued Statement of Financial Accounting
 Standards No. 131: "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
 131), which became effective on April 1, 1998.  SFAS
 No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim reports issued to stockholders.
 The adoption of SFAS No. 131 did not have a material impact on the Company.

In February 1998, the Financial Accounting Standards
 Board issued Statement of Financial Accounting
 Standards No. 132: "Employer Disclosures about
 Pensions and Other Postretirement Benefits"
 (SFAS No. 132), which became effective on April 1, 1998. SFAS No. 132 establishes standards for the information that public enterprises report in annual financial statements. The adoption of SFAS No. 132 has not had a material impact on the Company.

Recent Accounting Pronouncements

	In June 1998, the Financial Accounting Standards
 Board issued Statement of Financial Accounting
 Standards No. 133: "Accounting for Derivative
Instruments and "Hedging Activities" (SFAS No. 133), which becomes effective for us April 1, 2001. We believe the adoption of SFAS No. 133 will not have a material impact on the Company.

Risk Factors

The Company's Common Stock is not listed on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Common Stock. The Company intends to pursue the listing of its Common Stock on Nasdaq or on a securities exchange in the future. Although the Company believes that it meets the current listing requirements of the Chicago Stock Exchange, there may be no assurance that the Company will qualify for such a listing in the future. Until the Company is successful in procuring a listing for its Common Stock on Nasdaq or a securities exchange, the Company will attempt to match stockholders who wish to sell Company Common
Stock with persons who wish to buy such Common
Stock. However, based on historical trading volume in the Company's Common Stock, a stockholder who owns a substantial number of shares of Company
Common Stock will likely be unable to sell his
 shares in a short period of time should he or she need or wish to do so.

Dependence on Key Personnel and Management of
 Growth

The Company's future success will depend upon the continued services of the Company's senior management. The unexpected loss of the services of any of the Company's senior management personnel could have a material adverse effect upon the Company. The Company has entered into employment agreements with certain of its senior management. See "Item 10: Executive Compensation-
Employment Agreements." The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel to manage the future growth of the Company.
There may be no assurance that the Company will be successful in attracting and retaining such personnel. Further, the Company's ability to manage growth successfully will require the Company to continue to improve its management and financial controls. Failure to do so could have a material adverse effect upon the Company's operating results and financial condition.

Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing Revenues

The Company's future financial performance
 will depend in part upon the size of the
non-profit bond market. The market for bonds
issued by non-profit organizations is subject
to fluctuation due to a number of factors
beyond the control of the Company.  Moreover,
 there can be no assurance that the market
 for bonds issued by non-profit organizations
 will continue at or near the levels reached
 in 1999 or 1998. The Company's ability to
continue to increase its market share will
 be dependent upon a number of factors, including
the Company's ability to develop and maintain
relationships with the broker/dealers who are
primarily responsible for the sale of such
non-profit bonds.  See "Dependence Upon Certain
 Business Relationships."   Revenues from the
 Company's bond servicing activities accounted for approximately 65% of the Company's total revenues in fiscal 1999.

Market for Personal Trust Services; Ability to Increase Personal Trust Service Revenues

The Company intends for the foreseeable future to limit the activities of its Personal Trust segment to the metropolitan Phoenix area.
Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately
 18% of the Company's total revenues in the fiscal year ended March 31, 1999. The Company's ability to continue to increase its revenues from personal trust services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service personal trust accounts.
See "Item 1: Business-Personal Trust Segment."

Dependence Upon Certain Business Relationships

The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such
 offerings. As of March 31, 1999, all bond programs for which the Company was serving as trustee and paying agent had been originated by 14 broker/dealers, and four of those
broker/dealers had originated bonds representing approximately 78% of the aggregate principal amount of all outstanding bonds for which the
 Company was serving as trustee and paying agent. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations.  The
 Company also depends, to a great extent, upon its relationships with trust professionals
 (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide personal trust services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.

Competition

The principal business segments in which
the Company is involved are highly competitive.
 The Company currently competes with a number
 of other trust companies to serve as trustee
 and paying agent for non-profit bond
financings, including Reliance Trust
Company, Herring National Bank, American
Church Trust Company, and National City Bank.
 The Company also competes with large banks
and other financial institutions for these
 services.   Other companies that do not currently
provide these services may enter this business.
 The Company also competes with large banks and other financial institutions, including other trust companies, located in the metropolitan
Phoenix area for the business of providing personal trust services. Other companies that do not currently provide these services may enter this business.

Regulation, Licensing and Supervision; Net
 Capital Requirements

The Company's operations are subject to
 ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Department of Banking. Under applicable rules and regulations of the Arizona Department of Banking, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under legislation effective on July 20, 1996, the Company is required
 to maintain net capital of at least $500,000;
the Company's net capital was approximately $2.1 million at March 31, 1999. The foregoing legislation also requires that the Company's net capital meet certain liquidity requirements.
  Specifically, $166,666, $333,332 and $500,000
 of the Company's net capital must meet the Department's definition of liquidity by July 20,
 1997, July 20, 1998 and July 20, 1999,
respectively. At March 31, 1999, $337,551 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

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

Common Stock Dividends

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

The Company has divided its Year 2000 review
 into two phases. The first addresses the Company's core information technology systems. The second phase addresses non-core information technology systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company will implement required Year 2000 upgrades and replacements during the second phase. The
 Company substantially completed the first phase of its review in June 1998. The Company completed the second phase in June 1999.

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

The Company has not developed a "worst case"
 scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally through the Year 2000 review described above.

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

If the Company or the third parties with which
 it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.
 The Company does not believe expenditures to be Year 2000 compliant will be material, and has expensed all costs associated with the Year
 2000 remediation plan. However, there can be no assurance that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.


Item 7.	Financial Statements.

The Company's audited financial statements, containing balance sheets as of March 31, 1999 and 1998, and related statements of earnings, stockholders' equity and cash flows
 for each of the years in the three-year period ended March 31, 1999, are set forth on the following pages.

COLONIAL TRUST COMPANY
Index to Financial Statements

											    Page

Independent Auditors' Report. . . . . . . . . . . . . .	26

Balance Sheets as of March 31, 1999,
	and 1998 . . . . . . . . . . . . . . . . . . . . . . 	27

Statements of Earnings for the years
	ended March 31, 1999, 1998, and 1997 . . . . . . . . 	28

Statements of Stockholder's Equity for
	the years ended March 31, 1999, 1998,
	and 1997 . . . . . . . . . . . . . . . . . . . . . .	29

Statements of Cash Flows for the Years
	ended March 31, 1999, 1998, and 1997 . . . . . . . . 	30

Notes to Financial Statements . . . . . . . . . . . . .	31
Independent Auditors' Report
The Board of Directors
Colonial Trust Company:

We have audited the accompanying balance sheets of Colonial
 Trust Company (Company) as of March 31, 1999 and 1998, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended
March 31, 1999 in conformity with generally accepted accounting principles.


/s/KPMG LLP

Phoenix, Arizona
May 20, 1999

COLONIAL TRUST COMPANY

Balance Sheets

March 31, 1999 and 1998



Assets								1999		1998

Cash and cash equivalents			$	175,256		28,475
Receivables						      518,395		390,758
Note receivable						419,084		389,489
Property and equipment, net 				811,696		712,482
Excess of cost over fair
 value acquired, net					141,250		153,420
Restricted cash						337,551		168,206
Other assets						106,007		105,449

							$	2,509,239		1,948,279

Liabilities and Stockholders' Equity

Accounts payable
and accrued liabilities				$	280,464		132,375
Income taxes payable 					107,953		47,605
Deferred income taxes 					20,295		11,830

								408,712		191,810

Stockholders' equity:
	Common stock, no par value.
  Authorized     25,000,000 shares;
issued and
outstanding 761,337 and 772,929 shares at March 31, 1999 and 1998,
 respectively							   555,177		   554,942

	Additional paid-in capital			505,347		505,347
	Retained earnings					1,040,003		696,180

	Total stockholders' equity			2,100,527		1,756,469

Commitments and contingencies  (notes 4, 7 & 10)

							$	2,509,239		1,948,279


See accompanying notes to financial statements.









COLONIAL TRUST COMPANY

Statements of Earnings

Years ended March 31, 1999, 1998 and 1997

					1999		   1998		1997

Revenue:
	Bond servicing
        income		$	2,006,221	1,582,917	   1,226,591
	IRA servicing
        fees -
        corporate			448,328	348,660	     297,631
	IRA servicing
        fees -
        personal			120,064      95,331		54,387
	Trust income		445,569	279,903		173,603
	Interest income		52,054	39,799		34,033

	Total revenue		3,072,236	2,346,610		1,786,245

General and
administrative
expenses				2,432,984	1,984,485		1,522,020

Earnings before
  income taxes		      639,252	  362,125	      264,225

Income taxes			260,294	  147,767		100,500

Net earnings	     $	378,958	  214,358		163,725

Basic earnings
per share			$	0.49	      	0.28		0.21

Diluted earnings
per share			$	0.49		      0.27		0.21

Weighted average
 shares outstanding
 -    basic			 765,768		 776,487		 777,740

Weighted average
 shares outstanding -
   diluted			 779,377		 790,125		 777,740

See accompanying
notes to financial
 statements.

COLONIAL TRUST COMPANY

Statements of Stockholders' Equity

Years ended March 31, 1999, 1998 and 1997

																 Unrealized holding gains on securities available for sale

                                         Additional    Total stockholders'
	                                    paid-in capital    equity
				Common stock  Retained earnings
				 Shares	      Amount
Balances an
 March 31,
  1996			777,740      $554,942    505,347    332,530  602  1,393,421

Net earnings		-		-		-	163,725 		-		163,725

Change in
unrealized
  holding gains on
  securities
available
  for sale		  -		   -		   -	 - (602)		   (602)

Balances at
 March 31,
 1997		 777,740  554,942  505,347  496,255	 -  1,556,544

Common stock
acquired
and retired	 (4,811)  -		 -		 (14,433)		 -		 (14,433)

Net earnings	-	-  -  214,358 		-		214,358

Balances at
March 31,
 1998		 772,929  554,942  505,347  696,180  -	 1,756,469

Common stock
acquired
and retired	 (11,686)	 -	 -	 (35,135)	 -		 (35,135)

Issuance of common
 stock under stock
option plan	  94 	  235 	  -	  -		 -		  235

Net earnings	-		-		-	378,958 	-	378,958

Balances
at March
 31,   1999	 761,337 	 $	 555,177 	 505,347 	 1,040,003 	 -	 2,100,527

See accompanying notes to financial statements.

COLONIAL TRUST COMPANY
Statements of Cash Flows

Years ended March 31, 1999, 1998 and 1997

							1999		1998		1997
Cash flows from operating activities:
 Net earnings				   $ 378,958    214,358     163,725
 Adjustments to reconcile net
   earnings to net
  cash provided by operating activities:
   Loss on sale of investments		-		-		1,702
   Depreciation and amortization	     95,315      82,506      70,475
   Deferred income taxes			8,465     (7,599)		(1,893)
   Increase (decrease) in
     cash resulting from
       changes in:

		Receivables			   (127,637)   (240,530)	(39,983)
		Other assets		     (558)		60,994 	(61,692)
		Accounts payable
            and accrued
            liabilities			 148,089 	    18,765 		 61,089
		Income taxes payable	  60,348 		21,988 	(10,216)

		Net cash provided by
            operating activities     562,980 	    150,482 	 183,207

Cash flows from investing
     activities:
     Additions to note receivable	(29,595)	   (28,432)		(25,513)
     Proceeds from sale of
       investments			    -		      -		462,579
     Purchase of property
       and equipment			(182,359)	   (43,362)		(165,485)
     Increase in
       restricted cash			(169,345)		(168,206)		-

     Net cash provided by (used
     in)investing activities
						(381,299)		(240,000)		271,581

Cash flows from financing
           activity:
	Repayment of note payable	-		      -		(540,000)
	Purchase and retirement
            of common stock		(35,135)		(14,433)		-
	Proceeds from issuance
            of common stock under
            stock option plan		 235 		         -		      -

	Net cash used in financing
      activities		          (34,900)		 (14,433)		 (540,000)

	Increase (decrease) in cash
      and cash equivalents
					     146,781 		(103,951)		(85,212)

Cash and cash
  equivalents at beginning of year	28,475 		132,426 		217,638

Cash and cash equivalents
     at end of year		$	175,256 		28,475 		132,426
Supplemental disclosures:
	Interest paid		$	-		          -		    27,195
	Income taxes paid		$	191,481 		133,378 		100,813

See accompanying notes to
  financial statements.

(1)	Significant Accounting Policies
(a) Nature of Business
Colonial Trust Company (Colonial or Company) was incorporated on August 15, 1989 in the state of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the state of Arizona, is regulated by the Arizona State
 Banking Department, and the Company's common stock is registered under the Securities Exchange Act of 1934.

Colonial serves as trustee under various bond indentures for issuers of bonds in 38 states. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 1999, Colonial was serving as trustee for the benefit of the bondholders on 466 bond offerings totaling approximately $409,000,000 in original principal amount. The amount of sold and unmatured bonds total approximately $295,000,000 at March 31, 1999. Colonial also serves as a trustee of 8,143 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $136,000,000 at March 31, 1999.

Colonial also serves as trustee or agent, provides investment management, administration, and custodial services. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 304 accounts with a fair market value totaling approximately $61,000,000 at March 31, 1999.
 Colonial also acts as custodian for self-directed IRA accounts.
  Colonial held 198 accounts as custodian with a fair market value of approximately $38,000,000 at March 31, 1999.

(b)	Basis of Presentation

On September 24, 1998, the Company's shareholders approved
 a one-for-ten reverse common stock split. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse common stock split.

(c)	Use of Estimates

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

(d)	Revenue Recognition

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

The profitability of Colonial is dependent upon the ability of investment broker-dealers to originate bond programs for which Colonial serves as trustee. At March 31, 1999, approximately 78% of the total bond issues processed were originated by 4 broker-dealers. At March 31, 1998, approximately 70% of the total bond issues processed were originated by 4 broker-dealers.

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

	At March 31, 1999, 17% of Colonial's trust account assets were held in trust for members of one family. The combined trust accounts approximated 16% of Colonial's trust income revenues. At March 31, 1998, 30% of Colonial's trust assets were held in trust for members of one family. The combined trust accounts approximated 21% of Colonial's trust income revenues.

(e)	Cash Equivalents and Concentration of Credit Risk

Colonial considers all highly liquid debt instruments
 with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 1999 and 1998 consist primarily of money market accounts which invest primarily in short-term government securities.

Colonial places its cash in insured financial institutions
 and United States government securities with original maturities of three months or less. At March 31, 1999 and 1998, Colonial had no deposits at financial institutions in excess of the FDIC insurance limit of $100,000.

(f)	Note Receivable

Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impaired notes receivable during fiscal 1999, 1998 and 1997.

(g)	Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is recorded on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Colonial's building is depreciated over 39.5 years using the straight-line method.

(h)	Excess of Cost Over Fair Value Acquired (Goodwill)

Goodwill is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $41,580 and $29,410 at March 31, 1999 and 1998, respectively.

(i)	Income Taxes

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

(j)	Computation of Earnings Per Common Share

Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

(K)	Stock Option Plan

In accordance with the provisions of Accounting
Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock based compensation expense as the excess of the market price at the grant date over the underlying stock exercise price. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net earnings and pro forma earnings per share disclosures for employee stock option
 grants as if the fair value of all stock-based awards on the date of the grant was recognized as expense over the vesting period.

(l)	Impairment of Long-Lived Assets

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

(m)	Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

(2)	Note Receivable

On December 1, 1990, Colonial entered into a
 Master Note and Letter Agreement with Church
 Loans, a real estate investment trust and Colonial's former parent corporation. The Master Note in the maximum amount of $1,000,000 is due on demand, bears interest at 1% less than the prime interest rate and is unsecured.  Amounts advanced to Church
Loans may be repaid and reborrowed.

(3)	Property and Equipment

Property and equipment consists of the following:

		        1999		1998

Land      	$	157,241		157,241
Building		434,699		433,238
Furniture		142,573		111,210
Equipment		425,916		307,249

		   1,160,429		1,008,938
Less
accumulated
depreciation	348,733		296,456

	     $	811,696		712,482

(4)	Lease Commitments

During fiscal 1998, Colonial leased office space
 and certain equipment under various non-cancelable operating lease arrangements. As of March 31, 1998,
 Colonial no longer leased office space. Rent expense totaled $14,181 for 1998 and $17,507 for 1997.

(5)	Income Taxes

Income taxes amounted to $260,294, $147,767 and
 $100,500 for 1999, 1998 and 1997, respectively.
  The actual income tax expense differs from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

		         1999		1998		1997

Computed
 "expected"
income taxes  $	 217,346	   123,123	     89,837
State taxes
(net of
 federal
income tax
benefit)	     36,006	   20,055	    12,458
Other
items, net		6,942		  4,589	    (1,795)

	     $	260,294		147,767		100,500

Effective
income tax
rate	      	40.7%		40.8%		38.0%


Components of income taxes consist of:
		Current		Deferred	Total
1999:
Federal	$199,234		6,506		205,740
State		52,595		1,959		54,554

	     $251,829		8,465		260,294
1998:
Federal   $123,085		(5,705)	117,380
State		32,281		(1,894)	30,387

	    $155,366		(7,599)	147,767
1997:
Federal  $83,026		(1,401)	81,625
State		19,367		(492)		18,875

	$	102,393		(1,893)		100,500

The tax effects of temporary differences
that give rise to significant portions of
the deferred tax liabilities at March 31,
1999 and 1998 are presented below:
		               1999		1998
Deferred
tax liability
--property
and equipment,
 principally
due to differences
in depreciation	 $	 20,295		 11,830

(6)	Stock Option Plans
Colonial's shareholders approved Colonial's
Incentive Stock Option Plan for employees of the Company (the ISOP) and Colonial's
Non-Employee Directors Stock Option Plan
(the Directors Plan) on April 25, 1996.

Pursuant to the ISOP, the Colonial's
 Board of Directors is authorized to
grant either incentive stock options or
 nonstatutory stock options. The exercise price of incentive stock options granted under the ISOP must be equal to the fair market value per share on the date of grant, and the exercise price of nonstatutory stock options must be at least 50% of the fair market value per share on the date of grant.  A total of
 200,000 shares have been reserved for
issuance under the ISOP.

Pursuant to the Directors Plan, each
non-employee director received an option to purchase 5,000 shares on the date the Directors Plan was approved by Colonial's stockholders and options to purchase 1,500 shares were automatically granted on January
1, 1997 and on each January 1 thereafter to each person then serving as a non-employee director of Colonial. The exercise price of all options granted under the Directors Plan must be equal to the fair market value per share on the date of grant. A total of 50,000 shares have been reserved for issuance under the
Directors Plan.

At March 31, 1999, there were 98,017 shares available for grant under the ISOP Plan and 21,500 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $.97, $.97 and $.81, respectively, on the date of grant using the
 Black Scholes Model with the following
weighted average assumptions:  expected
dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of 6 years for 1999, 1998 and 1997.

Colonial applies APB Opinion No. 25 in
 accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the
Company's net earnings would have been reduced
 to the pro forma amount indicated below for the years ended March 31, 1999, 1998 and 1997:

		        1999		1998	      	1997
Net earnings:
As reported	$	378,958	$	214,358	$	163,725
Pro forma	$	368,255	$	205,918	$	160,619

Earnings
per share:
As reported
 - basic	$	.49	       $	.28	      $	.21
As reported
- diluted	$	.49	       $	.27	      $	.21

Pro forma
- basic	$	.48	       $	.27	      $	.21
Pro forma
 - diluted	$	.47	       $	.26	      $	.21

The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of six years.
A summary of the aforementioned stock option plans follows:


                 Year ended Year ended Year ended
                 March 31,   March 31,  Weighted              Weighted
                   1998         1997     average		 average
                 Number of   Weighted  Number of  exercise Number of exercise
                  shares      average   shares      price   share  price

Balance at the
 beginning
of the year	          122,577	  $2.67	81,829    $ 2.50	    -	         $ -

Granted		    8,000	   3.00	40,748	     3.00	 81,829	   2.50
Forfeited		     -		    -		  -		-	   -		    -
 Exercised		    (94)	   2.50	  -	       -	   -		    -

Balance at the
 end of the year	 130,483	  $2.69     122,577	    $2.67     81,82    $ 2.50

Exercisable at
 the end of the
year		         106,783	  $2.69      80,577	    $2.65	 52,829	   $2.50

(7)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

(a)	Cash and Cash Equivalents

The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

(b)	Receivables and Notes Receivable

Fair value is considered to be equal to the carrying value of the accounts and notes receivables, as they are generally short-term in nature and the related amounts approximate fair value or are receivable on demand.

(c)	Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 1999 and 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(8)	Net Earnings Per Share

A summary of the Company's basic and diluted earnings
per share are as follows:
		                                  Years ended March 31
		                         1999		1998		1997

Net earnings	                       $378,958		214,358	163,725
Basic EPS -
 weighted average
 shares outstanding		            765,768	       776,487     777,740
Basic earnings per share	           $.49		.28		.21
Basic EPS -
weighted average
shares outstanding		           765,768		 776,487	 777,740
Effect of dilutive
 securities - stock
options		                  13,609		 13,638	      -
Dilutive EPS - weighted
 average shares outstanding		    779,377		 790,125	 777,740
Diluted earnings per share	             $.49		.27		.21


(9)	Business Segments

Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended
 March 31, 1999, 1998 and 1997, respectively.
 The Company has two distinct business segments consisting of Corporate Trust services and Personal
 Trust services.

In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category.
  Identifiable assets by business segment are those assets used in each segment of Company operations.

		      Corporate Trust   Personal Trust	Corporate & Other 	 Total

March 31, 1999:
Service fee revenue	$2,454,549 		565,633 		-		3,020,182
Interest revenue		-		-		   52,054 		52,054
		        2,454,549 		565,633 	   52,054 	      3,072,236

Operating expenses:
  General and
administrative	1,213,498 		475,427 	    648,744    	2,337,669
  Depreciation
 and amortization	43,887 		8,035 		   43,393 		95,315

		      1,257,385 		483,462 	   692,137     	2,432,984

Earnings (loss)
before taxes	     $1,197,164 		82,171 	   (640,083)		639,252
Identifiable
assets	            $484,388 		190,518 	   1,834,333   	2,509,239
Capital
expenditures       $104,646 		5,805 		    71,908 		182,359



March 31, 1998:
Service fee
 revenue	   $1,931,577 		375,234 		-		2,306,811
Interest
revenue		-		          -	           39,799 		39,799
		    1,931,577 		375,234 		39,799 	2,346,610

Operating expenses:
  General and
  administrative	840,242 		319,892 		741,845 		1,901,979
  Depreciation
  and amortization	25,907 		7,224 		       49,375 		82,506

		     866,149 		        327,116 		791,220 		1,984,485

Earnings (loss)
before taxes	    $1,065,428 		48,118 		(751,421)		362,125
Identifiable
 assets	    $297,037   155,701 		1,495,541 		1,948,279
Capital
 expenditures $30,142	8,864 		 4,356 		43,362

March 31, 1997:
Service fee
revenue	   $1,524,222	227,990		     -		      1,752,212
Interest
revenue		-		          -		          34,033		34,033

		    1,524,255  227,990		          34,033		1,786,245

Operating expenses:
  General and
   administrative	665,323		189,529		596,693		1,451,545
  Depreciation
and amortization	20,577  4,263		45,635		          70,475

		      685,900		        193,792		642,328		1,522,020

Earnings
before taxes   	$838,322		34,198		      (608,295)		264,225
Identifiable
assets	            $1,524,211		179,989		-		       1,715,200
Capital
 expenditures	     $162,907   2,578		         -		       165,485


(10)	Commitments and Contingencies

Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations of which $333,332 must be "liquid" (as defined by the State) as of March
31, 1999. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $337,551 at March 31, 1999. These assets are classified as restricted cash in the accompanying balance sheets as of March 31, 1999.

Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company.
Item

7.a	Qualitative Risk

	The Company does not have significant market risk due to the fact that it doesn't have any long-term debt and doesn't invest in derivatives.

Item 8.	Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.

None
PART III

Item 9.	Directors, Executive Officers, Promoters
 and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table contains information regarding the directors and executive officers of the Company at March 31, 1999:

        Name               Position                     Age

    Lynn R. Camp	     Chairman of the Board	         62
and Director

    Michael W. Borger		Director                 	44

    Gerald G. Morgan		Director                	43

    John K. Johnson		President and Chief          	41
                       Executive Officer and
  Director

    Cecil E. Glovier	Sr. Vice President	               47
  Secretary

    Marvin D. Hoeflinger 	Vice President	              56

    Christopher J. Olson  Vice President/Treasurer	     33
Chief Financial Officer

    A.R. Olson			Vice President	                   63

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Both Messrs.
 Camp and Borger were members of the Board of Directors of Church Loans prior to becoming directors of the Company.

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

Christopher J. Olson has served as Vice President/Treasurer of the Company since November 1995, and as Chief Financial
 Officer since April 1998. Prior to his employment with the Company, he served as President of Camelback Trust
 Company from January 1993 to November 1995.

A. R. Olson has served as Vice President of the Company since January 1996. Prior to his employment with the
 Company, he was Vice President of Norwest Trust in St.
 Cloud, Minnesota from  April 1993 to January 1996.  Mr.
Olson was Sr. Vice President for Administration of Harris
 Trust Bank in Scottsdale, Arizona from September 1986 to
 April 1993.

Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the
 Exchange Act during the fiscal year ended March 31, 1999.


Item 10.	Executive Compensation

The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to John K. Johnson
, the Company's Chief Executive Officer (the "Named
 Executive Officer"). The Company has three executive officers whose salaries, bonuses and other compensation earned during the fiscal year ended March 31, 1999 exceeded $100,000:

SUMMARY COMPENSATION TABLE

		          Annual Compensation	Long-Term Compensation

 Name & Principal Fiscal Year    Salary     Bonus      Securities
     Posit                                             Underlying
                                                       Option/SARS
                                                           (#)

John K. Johnson     1999		 $85,833	     $35,621         (a)         0
  CEO-President	    1998		  $80,000	     $19,444	   (a)         0
		         1997		 $80,000	     $12,872       30,000       (a)

Cecil E.Glovier	   1999		 $72,000	     $35,621	   (b)	   0
  Sr. Vice
   President	   1998		 $13,602		$19,444	   (b)	 15,000 (b)
		        1997            $26,649		$12,872	    0

Marv Hoeflinger	   1999		$65,000		$79,308	   (c)	3,500 (c)
  Vice
 President	        1998		$65,000		$13,602	   (c)	 3,500
		        1997		$65,000		$26,649	  3,500


(a)	On July 1, 1996, Mr. Johnson was granted an option to purchase
 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vest in three equal installments of 5,000 each on
July 1, 1997, 1998 and 1999, respectively. The options have been adjusted for the 10-for-1 reverse stock split, which occurred in fiscal 1999. Bonus amount excludes $2,870 and $2,359 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 1999 and 1998, respectively.

(b)	On August 11, 1997, Mr. Glovier was granted an option
to purchase 15,000 shares of Common Stock of the Company at
 an exercise price of $2.50 per share. The option to purchase shares vest in three increments of 5,000 each on August 11, 1998, 1999 and 2000. The options have been adjusted for the 10-for-1 reverse stock split, which occurred in fiscal 1999. Bonus amount excludes $2,638 and $2,178 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 1999 and 1998, respectively.

(c)	On January 1, 1997, 1998 and 1999 Mr. Hoeflinger
was granted options to purchase 3,500 shares of Common
Stock of the Company at exercise price equal to $3.00
 per share. The option to purchase the shares vested immediately. The options have been adjusted for the 10-for-1 reverse stock split, which occurred in fiscal 1999. Bonus amount excludes $2,387 and $1,996 contributed by the Company to the 401(k) account for Mr. Hoeflinger for the fiscal years ended March 31, 1999 and 1998, respectively.

The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officer:


    OPTION/SAR GRANTS IN LAST FISCAL YEAR
             (Individual Grants)

    Name & Principal 	 Number of  Underlying  Percent     Exercise   Date
      Position		Securities	   Options   of Total      or Base
			                      Granted  Options        Price
                                             Granted       ($/sh)
                                            to Employees
                                            in Fiscal Year
John K. Johnson		    0		     0		N/A		 N/A
  CEO-President

Cecil E. Glovier		0		0		N/A		N/A
  Sr. Vice President

Marv Hoeflinger		             3,500		100		$3.00		1/1/99
  Vice President

The following table sets forth certain information concerning (a) stock option exercises during the
 Company's last fiscal year by the Company's Named
 Executive Officers, and (b) the value of unexercised stock options held by the Named
Executive Officers at March 31, 1999:

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
 AND FY END OPTION/SAR VALUES

Name &
Principal  Shares Acquired  (#) Value Realized  	($)Securities
                                              Options at FY-End
		   on Exercise		Options at FY-End Unexercised In-the-Money
						Unexercised		Underlying
						Position		($) Exercisable/
						(#)Exercisable/    Unexercisable
						Unexercisable

John K. Johnson	0		$0	25,000/5,000    $18,750/$3,750
CEO-President

Cecil E. Glovier	0		$0	5,000/10,000    $16,250/$32,500
Sr. Vice President

Marv Hoeflinger	0		$0	10,500/0	    $34,125/$0

	Employment Agreements

The Company has entered into employment
agreements with Mr. Johnson, the Company's
 President, Mr. Glovier, the Company's Senior
 Vice President, and Mr. Hoeflinger, the
Company's Vice President of Marketing.

Mr. Johnson's agreement had a three-year term that originally ran through June 30, 1999.
Under the agreement, Mr. Johnson's base salary is $80,000 per year. The agreement has been extended through June 30, 2000 and will a utomatically be extended for an additional one-year term commencing July 1, 2000, unless either the Company or Mr. Johnson notifies the other at least sixty (60) days prior to the end of the current term of the intention not to renew the agreement. Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after-
tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1998. Such bonus, if any, is payable
100 days from the end of the Company's fiscal year.
  The agreement also provided for 30,000 incentive stock options with an exercise price of $2.50 per share, a total of 15,000 of which vested immediately upon grant. The remaining 15,000 options vest in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

Under the agreement with Mr. Glovier, entered into in August 1997, Mr. Glovier is paid a base salary of $72,000 per year plus an annual bonus in each fiscal year that the Company generates after- tax net earnings (after payment of income taxes) calculated according to the following formula:
 (a) for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; (b)for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income; (c) for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; and (d) for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income.
 Such bonus, if any, shall be paid within 90 days from the end of the Company's fiscal year. The agreement also provided for 15,000 in incentive stock options with an exercise price of $2.50 per share, which vest in three equal installments of 5,000 each on August
11, 1998, 1999 and 2000, respectively. Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. The agreement also contains confidentiality and non-compete covenants.

Mr. Hoeflinger's agreement, entered into in February
1996, calls for a base salary of $65,000 per year, plus potential bonuses payable annually in the event stated performance goals are met. Mr. Hoeflinger also received an option to purchase 3,500 shares of the Company's Common Stock on January 1, 1997 and an option to purchase a like number of shares on January 1, 1998; the exercise price of the option granted on January 1, 1997 was $2.50 per share, and the exercise price of the option granted on January
 1, 1998 was $3.00 per share. Mr. Hoeflinger is also entitled to receive options to purchase an additional
3,500 shares of the Company's Common Stock on January
1, 1999 and on each successive January 1 thereafter during the term of the agreement. The exercise price on January 1, 1999 was $3.00 per share. The exercise price for any options granted in the future will be the fair market value of the Company's Common Stock on the date such options are granted. Mr. Hoeflinger is also entitled to health and other insurance benefits, reimbursement of reasonable business expenses, and other benefits on the same basis as the Company's other executive officers. The agreement with Mr. Hoeflinger runs through December 31, 2000, unless terminated earlier by the Company for "cause" or for Mr. Hoeflinger's failure to meet certain objective performance goals contained in the agreement.

	Directors' Compensation

The Company's non-employee directors were paid
$15,900 in cash as a group during the fiscal year ended March 31, 1999 for services as directors.
 Each director is paid $200 per month for serving as a director and $200 for each meeting attended.
 The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31,
1999 was $3.00 per share. Directors who are also officers of the Company are not compensated for their services as directors.


Item 11.	Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information as of June
 1, 1999, concerning the Common Stock beneficially owned by each director of the Company, by the
 Company's Named Executive Officer, and by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding
 Common Stock.

  Name and Address      Amount and Nature     Percent
       of Beneficial Owner   of Beneficial Owner(1)of Class

       Lynn R. Camp            27,734 shares	  		3.7%
       3517 Tripp
       Amarillo, Texas 79121

       Michael W. Borger       21,697 shares			2.9%
       1602 S. Travis
       Amarillo, Texas 79102

       Gerald G. Morgan, Jr.   14,330 shares			1.9%
       4705 Olsen
       Amarillo, Texas 79106

       John K. Johnson(2)      40,976 shares			5.4%
       3414 E. Clark Road
       Phoenix, Arizona 85024

  William and Sue Johnson (3)45,586 shares		6.0%
  14001 Interstate 27
  Amarillo, Texas 79119

       Directors and Executive
  Officers as a Group(4)	 168,170 shares		22.2%


(1) A person is deemed to be the beneficial owner of securities that can be acquired within
60 days from the date set forth above through the
 exercise of any option, warrant, or right. Shares of Common Stock subject to options, warrants, or rights which are currently exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the percentage of any other person.
 The amounts and percentages are based upon 758,832 shares of Common Stock outstanding on June 1, 1999.

(2) The total for Mr. Johnson includes 20,000 shares of Common Stock subject to immediately exercisable options, which have an exercise price of $2.50 per share, and 5,000 shares of Common Stock subject to options which vest and become exercisable on July
1, 1999, and which have an exercise price of $2.50 per share.

	(3) Includes 35,032 shares Amberwood, of which Mr.
 and Mrs. Johnson , through trusts of which they are the sole trustees, own all of the issued and outstanding shares of capital stock of Amberwood. Mr. and Mrs. Johnson, therefore, control the disposition of the shares owned by Amberwood and may be deemed the beneficial owners of such shares. Mr. and Mrs. Johnson are the parents of Mr.
 John K. Johnson.
(4) The total for all directors and executive officers as a group includes 58,500 shares subject to unexercised options that are exercisable on June
 1, 1999 or within 60 days thereafter.

The Company has no knowledge of any arrangement which may result in a change of control of the Company.

Item 12.	Certain Relationships and Related Transactions.

None.

Item 13.	Exhibits and Reports on Form 8-K.

(a)(1)	Financial Statements of the Company are
 set forth in Part II, Item 7.

   (2)	Exhibits

Exhibit Number                                          Page Number

     3.	(I)	Articles of Incorporation                     *
(ii)	By-Laws                                       *

    10.	(a)	Agreement with Great Nation Investment
Corporation                                  **
(b)	Form of IRA Account Agreement                **
(c)	Form of Trust Indenture Agreement            **
(d)	Agreements between Church Loans &           ***
Investments Trust, Ben C. Powell
and Secured Investors Securities,
Inc.
(e)	Employment Agreement with Marvin
Hoeflinger					        ****
(f)	Employment Agreement with John K. Johnson  *****
(g)	Employment Agreement with Cecil Glovier    *****


   *	 Incorporated by reference to Exhibit No. 3 to the
   Registrant's Form 10 dated October 24, 1990.

  **	 Incorporated by reference to Exhibit No. 10 to
Registrant's   Annual Report on Form 10-KSB dated June
 21, 1991.

 ***	 Incorporated by reference to Exhibit No. 10 to
 Registrant's   Form 10 dated October 24, 1990.

****	 Incorporated by reference to Exhibit No. 10 to
 Registrant's   Annual Report on Form 10-KSB dated June
 27, 1996.

***** Incorporated by reference to Exhibit No. 10 to
 Registrant's        Annual Report on Form 10-KSB dated
 June 29, 1998.

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COLONIAL TRUST COMPANY


BY:/s/ Christopher J. Olson
   Christopher J. Olson
	Chief Financial Officer

Date:  June 29, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature				Title			     Date


/s/ Lynn R. Camp           	Chairman of the Board	June 29, 1999
Lynn R. Camp


/s/ Michael W. Borger      	Director			  June 29, 1999
Michael W. Borger

/s/ Gerald G. Morgan       	Director			  June 29, 1999
Gerald G. Morgan


/s/ John K. Johnson        	President and 		  June 29, 1999
John K. Johnson			Director
					(Principal Executive
					Officer)