Form 10KSB/A
period 1999-03-31
COLONIAL TRUST CO /AZ
filed 1999-08-09
CIK 869296

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


/s/KPMG LLP

Phoenix, Arizona
May 20, 1999

COLONIAL TRUST COMPANY

Balance Sheets

March 31, 1999 and 1998



Assets					                  			1999		1998

Cash and cash equivalents			$	175,256		28,475
Receivables		       				      518,395		390,758
Note receivable					         	419,084		389,489
Property and equipment, net 		811,696	 	712,482
Excess of cost over fair
 value acquired, net				     	141,25	  153,420
Restricted cash					         	337,551		168,206
Other assets		            				106,007		105,449

	                   						$	2,509,239		1,948,279

Liabilities and Stockholders' Equity

Accounts payable
and accrued liabilities				$	280,464		132,375
Income taxes payable 			   		107,953		47,605
Deferred income taxes 				   	20,295		11,830

							                     	408,712		191,810

Stockholders' equity:
	Common stock, no par value.
  Authorized     25,000,000 shares;
issued and
outstanding 761,337 and 772,929 shares at March 31, 1999 and 1998,
 respectively 						      	   555,177		   554,942

	Additional paid-in capital			505,347		505,347
	Retained earnings	     				1,040,003		696,180

	Total stockholders' equity			2,100,527		1,756,469

Commitments and contingencies  (notes 4, 7 & 10)

                    							$	2,509,239		1,948,279


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