Form 10QSB
period 1999-06-30
COLONIAL TRUST CO /AZ
filed 1999-08-16
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
           OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
           1934 UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                   602-242-5507
(Registrants telephone number)

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

Yes 			No

APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date: 758,832

Transitional Small Business Disclosure Format (check one):

Yes 			No 	X

COLONIAL TRUST COMPANY

                   INDEX

       Page

Part I.	Financial Information:

	Item 1:	 Financial Statements	           			         4

		Condensed Balance Sheets	                		         4

		Condensed Statements of Earnings		                  5

	            Condensed Statements of Cash Flows	      6

		Notes to Condensed Financial Statements	            7

	Item 2:	 Managements Discussion and Analysis or
		 Plan of Operation	                      			        10

Part II.	Other Information

	Item 1:	 Legal Proceedings		    	                   14

	Item 2:	 Changes in Securities			                   14

	Item 3:	 Default Upon Senior Securities    		       14

	Item 4:	 Other Information               				       14
		Item 5:	 Exhibits and Reports on Form 8-K

	SIGNATURES	                              				       15

          COLONIAL TRUST COMPANY

  PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Balance Sheet
  (Unaudited)
ASSETS                           June 30, 1999       	March 31, 1999

Cash and cash equivalent           $122,884		          $175,256
Receivables				                     529,868		           518,395
Note receivable			                  326,200	     	      419,084
Property, furniture and
 equipment, net	                    837,430	     	      811,696
Excess of cost over fair
 value acquired, net	               138,200	            141,250
Other assets			                     114,238		           106,007
Restricted cash		                   341,444	     	      337,551

                            					$2,410,272	     	   $2,509,239

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts payable and
  accrued liabilities	            $135,040   		        $280,464
Income tax payable			               43,924		            107,953
Deferred income taxes		             20,295	    	         20,295
	Total liabilities       	        	199,259	     	       408,712

Stockholders equity:
Common stock, no par value;
25,000,000 shares authorized,
758,832 issued and outstanding,
at June 30, 1999 and
  761,337 issued
and outstanding at
 March 31, 1999		                 555,177		             555,177
Additional paid-in capital	      	505,347		             505,347
Retained earnings		               1,150,489	      	    1,040,003
	Total stockholders equity        2,211,013		          2,100,527

                     				        $2,410,272	          $2,509,239

See accompanying notes to condensed financial statements.

         COLONIAL TRUST COMPANY

Condensed Statements of Earnings (Unaudited)

                                 			Three-month period
                              			      ended June 30,

Revenues:		                      	     	1999          		1998

Bond servicing income	                 $544,988	      $452,062
IRA servicing fees-corporate           172,008         104,437
IRA servicing fees-personal trust       50,924	         28,405
Trust fee income	                      111,970	         86,892
Interest income		                       16,898	         11,719

Total revenue  		                      896,788	         683,515


General and administrative
  expenses	                		          698,815          525,982

Earnings before income taxes	          197,973	         157,533

Income taxes	             		            80,971           63,797


Net earnings			                       $117,002	         $93,736


Basic net earnings per
common share	              	            $.15           		   $.12

Diluted net earnings
per common share	                     		$.15                $.1


Weighted average
shares outstanding
 - basic	                          				760,287              772,323

Weighted average
shares outstanding
 - diluted		                  	      	 782,897              785,961

See accompanying notes to condensed financial statements.
                COLONIAL TRUST COMPANY

Condensed Statements of Cash Flows (Unaudited)

	                                   					Three-month period
						                                      ended June 30,
				                                  		 1999	            1998
Cash flows from operating activities:

Net earnings				                      $117,002	         $93,736

Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
Depreciation and amortization	         	29,158	          20,811
Increase in receivables		              (11,473)	        (10,844)
Increase in other assets		              (8,231)	        (18,507)
Decrease in accounts payable
   and accrued liabilities		          (145,424)	         (8,910)
Increase (decrease) in income
  tax payable			                       (64,029)	         11,297
Net cash provided by (used in)
  operating activities		               (82,997)         87,583

Cash flows from investing activities:

Purchase of property,
    furniture and equipment		          (51,850)	        (18,082)
Additions to note receivable	           (7,116)          (4,966)
Payments received
on note receivable             			     100,00	   	       0
Increase in restricted cash		            (3,893)	          (2,404)
Net cash provided by (used in)
   investing activities		                37,141	           (25,452)

Cash flows from financing activities:

Purchase and retirement of
common stock		             	            (6,516)	           (5,281)
Net cash used in
financing activities	      	            (6,516)	           (5,281)
Increase (decrease) in cash
  and cash equivalents		               (52,372)           56,850
Cash and cash equivalents
  at beginning of period	             	 175,256          	28,475
Cash and cash equivalents
  At end of period			                   122,884          	85,325


See accompanying notes to condensed financial statements

      COLONIAL TRUST COMPANY


Notes to Condensed Financial Statements

1. Significant Accounting Policies

In the opinion of Colonial Trust Company
(the Company), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Companys Annual Report on Form 10-KSB for the year ended March 31, 1999.

(a) Nature of Business

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

The Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts.

 (b)	Revenue Recognition

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

In connection with providing investment
management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent.
Fees are assessed on a quarterly basis to individual accounts according to the quarters end fair market value of the supporting fiduciary assets. The second fee structure relates to an annual fee which is set up to cover the maintenance of fiduciary assets which Colonial holds in both trust and self-directed IRA accounts.

(b) Computation of Basic and Diluted Net
 Earnings Per Common Share

Basic EPS is computed based on
weighted average shares outstanding
 and excludes any potential dilution
from stock options, warrants and other
common stock equivalents. Diluted EPS
reflects potential dilution from the
exercise or conversion of securities into common stock or from other contracts to issue common stock.

2. Note Receivable

On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans and Investment Trust, Inc., its former parent corporation. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured.
Amounts advanced from time to time may be prepaid and re-borrowed.

3. Earnings Per Share

A reconciliation from basic earnings
per share to diluted earnings per share for the periods ended June 30, 1999, and June 30, 1998 follows:

                                        Three-month period
	  		                                    	ended June 30,

                 			                   1999	          	1998

Net earnings		                       $117,002	        $93,736

Basic EPS
  weighted average
shares outstanding         	          760,287	        772,323

Basic EPS	                        		   $.15	             $.12

Basic EPS
 weighted average
shares outstanding          	         760,287	         772,323

Effect of dilutive
securities:
stock options                     			 22,610	           13,638

Diluted EPS
  weighted average
shares outstanding                  		782,897	          785,961

Diluted EPS	                       		   $.15	               $.12


On September 24, 1998, the Companys shareholders approved a one-for-ten reverse common stock split. Weighted average shares outstanding and basic and diluted earnings per share for all periods presented have been adjusted to reflect this reverse common stock split.

4.	Business Segments

Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 1999 and June 30, 1998. The
Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category.

                      			Corporate 	Personal        Other	   Total
			                        Trust		   Trust
June 30, 1999

Bond Servicing
   Income		               $544,988       -          -        $544,988
IRA Servicing
   Fees		                 	172,008  	$50,924           	-	    222,932
Trust Fee
   Income	            	      -	     	111,970	          -	     111,970
Interest Income	             -		       -            $16,898	 $896,788

                        			$716,996 	$162,894       $16,898	 $896,788

General and
  Administrative
  Expenses	              	$339,504  	$145,449       $213,862  $698,815


June 30, 1998

Bond Servicing
  Income		                 $452,062    -                -     $452,062

IRA Servicing
  Fees			                  104,437      $28,405         -      132,842

Trust Fee
  Income		                    -          86,892	        -      86,892

Interest Income	              -       	      -     		$11,719   11,719

                   		    	$556,499      $115,297	    $11,719  $683,515

General and
  Administrative
  Expenses	              	$227,676     	$105,466   	$192,840   $525,982







<PAGE

Item 2.  Managements Discussion and Analysis
 or Plan of Operation

Results of Operations Three-month Periods
Ended June 30, 1999 and June 30, 1998

The Company had net earnings of $117,002, or $.15 diluted earnings per share, for the period ended
June 30, 1999, compared to net earnings of $93,736, or $.12 diluted earnings per share, for the period ended
June 30, 1998, an increase in net earnings of 25%. The
Company had total revenue of $896,788 for the period
 ended June 30, 1999, compared to total revenue of $683,515 for the prior year, an increase of 31%.

The Corporate Trust segments income increased to $776,996 for the period ended June 30, 1999, compared to $556,449 for the period ended June 30, 1998, an increase of 29%. The Personal Trust segments income increase to $162,894 in the period ended June 30, 1999, compared to $115,294 in the period ended June 30, 1998, an increase of 41%.

The Corporate Trust segments bond servicing income increased to $544,988 for the period ended June 30, 1999, compared to $452,062 for the period ended June 30, 1998 an increase of 21%.
The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At June 30, 1999, the Company was serving as trustee and paying agent on 451 bond offerings totaling approximately
$404,000,000 in original principal amount; at June 30, 1998, the Company was serving as trustee and paying agent on 424 bond offerings totaling approximately
$329,000,000 in original principal amount.

Revenue from the Corporate Trust segments IRA
Account servicing activities increased to $172,008 for
 the period ended June 30, 1999, compared to $104,437 for the period ended June 30, 1998, an increase of 65%.
Revenue from the Personal Trust segments IRA
Account servicing activities increased to $50,924 for
 the period ended June 30, 1999, compared to $28,405 for the period ended June 30, 1998, an increase of 79%.
The increase in IRA revenue was primarily due to the increase in the number of IRA accounts serviced by the

Company.

At June 30, 1999, the Corporate Trust segment was servicing 8,231 IRA Accounts with an aggregate value of approximately $128,000,000 and the Personal Trust segment was servicing 217 IRA accounts with an aggregate value of approximately $40,000,000. At June 30, 1998, the Corporate Trust segment was servicing 6,766 IRA Accounts with an aggregate value of approximately $122,000,000, and the Personal Trust segment was servicing 156 accounts with an aggregate value of approximately $30,000,000.

The Personal Trust segments trust income increased to $111,970 for the period ended June 30, 1999, compared to $86,892 for the prior period, an increase of 29%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At June 30, 1999, the Personal Trust segment was serving as trustee or agent for 261 trust, investment accounts, or other accounts with a fair market value of approximately $65,000,000. At June 30, 1998, the
Personal Trust segment was serving as Trustee or agent for 200 trust, investment accounts, or other accounts with a fair market value of approximately $52,000,000.

Interest income increased to $	16,898 for the period ended
June 30, 1999, compared to $11,719 in the prior period, an increase of 44%. The increase was primarily attributable to a larger balance held for investment.

The Corporate Trust segments general and administrative expenses increased in the aggregate to $339,504 for the period ended June 30, 1999, compared to $227,676 for the prior period, and increased to 47% of segment revenues for the period ended June 30, 1999, from 41% of segment revenues in the prior period.
The Personal Trust segments general and administrative expenses increased in the aggregate to $145,449 for the period ending June 30, 1999, compared to $105,466 for the prior period, and decreased to 89% of segment revenues for the period ended June 30, 1999, compared to 91% of segment revenues in the prior period. The increase in the Corporate Trust segments general and administrative expenses was due primarily to an increase in personnel as well as additional expenses involved in administering the Companys increased bond servicing business. The increase in the

Personal Trust segments general and administrative expenses was due primarily to an increase in personnel as well as additional expenses involved in administering the Companys increased trust servicing business. The
Companys effective income tax rate was 40.9% for the three month period ended June 30, 1998.

The Companys effective income tax rate was 40.9% for the three-month period ended June 30, 1999, and 40.5% for the three-month period ended June 30, 1998.




Year 2000

The Company recognizes the potential business impacts related to the Year 2000 computer system issue and has implemented a plan to assess and improve the Companys state of readiness with respect to such issues. The Year 2000 issue is one where computer systems may recognize the designation
00 as 1900 when it means 2000, resulting in system failure or miscalculations.

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

The Company has divided its Year 2000 review into two phases. The first addresses the Companys core information technology systems. The second phase addresses non-core information technology systems, non-information technology systems, and products, components and equipment supplied to the Company from third parties. In addition, the Company has implemented required Year 2000 upgrades and replacements during the second phase. The Company substantially completed the first phase of its review in June 1998. The Company completed the second phase in June 1999.

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

The Company has not developed a worst case scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally through the Year 2000 review described above.

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

Liquidity and Capital Resources

Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Companys net capital was $2,211,013 on June 30, 1999. The legislation also requires that the Companys net capital meet certain liquidity requirements. Specifically,
$166,666, $333,332 and $500,000 of such
net capital must meet the Arizona Banking
Departments liquidity requirements by July
19, 1997, July 19, 1998, and July 19, 1999,
respectively. At June 30, 1999, $341,444 of the Companys net capital met the Departments liquidity requirements. The Company believes that it will be able to satisfy the foregoing liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Companys Master Note with its former parent, Church Loans and Investments Trust.

The Companys cash and cash equivalents
decreased from $175,256 on March 31, 1999, to $122,884 on June 30, 1999, while the note receivable decreased from $419,084 on March 31, 1999, to $326,200 on June 30, 1999. The decrease in the cash and cash equivalents was primarily due to payments of income taxes, commissions, and bonuses, which were accrued at March 31, 1999. The decrease in the note receivable was due to the receipt of a payment in the amount of $100,000. The Companys net property and equipment increased from $811,696 on March
31, 1999, to $837,430 on June 30, 1999.  The
increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.

Safe Harbor Statement under the Private
Securities Litigation Reform Act of 1995

This Form 10-QSB contains one or more
forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Companys continued employment of key management, including John Johnson, the Companys Chief
Executive Officer; Marvin Hoeflinger, the Companys
Vice President of Business Development; Bud Olson, the Companys Vice President of Business
Development Personal Trust business; and
Christopher J. Olson, the Companys Vice
President and senior officer responsible for the

Companys Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company; the Companys success in being repaid on the bonds it purchases or the loans it makes under the Bond Repurchase Program;
the continuation of the Companys investment advisory agreements with Hackett Investment
Advisors (HIA) and Wright Investors Services
(WIS), pursuant to which HIA and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA and WIS in managing such accounts; increased competition for the Companys services; competitive pressures on prices for the Companys services; Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Companys Securities and Exchange Commission filings. The
Company filed its fiscal 1999 Form 10-KSB on June 29, 1999, and filed form 10-KSB A-1 on August 5, 1999. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Companys future operations.



          PART II.  OTHER INFORMATION

Item 1:		Legal Proceedings

		None.

Item 2:		Changes in Securities

		None.

Item 3:		Default Upon Senior Securities

		None.

Item 4:		Other Information

		None.

Item 5:		Exhibits and Reports on Form 8-K:

(a) Exhibits:  None.

(b) Reports on Form 8-K:  None.

                SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		COLONIAL TRUST COMPANY
DATE:  August 13, 1999	BY:   /s/ John K. Johnson
			                      John K. Johnson
				           Its:   President

DATE:  August 13, 1999        BY:   /s/ Christopher J. Olson
					 Christopher J. Olson
				   Its:  Chief Financial Officer