Form 10QSB
period 1999-09-30
COLONIAL TRUST CO /AZ
filed 1999-11-18
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES       EXCHANGE ACT
OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15
(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to
__________.

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

    Yes ___X______      No __________

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

    Yes __________      No __________

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the
issuer's classes of common equity, as of the last practicable date:
757,998

Transitional Small Business Disclosure Format (check one):

    Yes _________       No ___X______
    COLONIAL TRUST COMPANY

INDEX


    Page
Part I. Financial Information:

    Item 1: Financial Statements                       3

         Condensed Balance Sheets                     3

         Condensed Statements of Earnings               4

         Condensed Statements of Cash Flows           5

         Notes to Condensed Financial Statements      6

    Item 2: Management's Discussion and Analysis or
         Plan of Operation                                      9

Part II. Other Information

    Item 1: Legal Proceedings                               13

    Item 2: Changes in Securities                13

    Item 3: Default Upon Senior Securities       13

    Item 4: Other Information                    13

    Item 5: Exhibits and Reports on Form 8-K     13

SIGNATURES                                                        13

COLONIAL TRUST COMPANY

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                       Condensed Balance Sheets

                                               (Unaudited)
ASSETS
                                 September 30, 1999        March 31,1999

Cash and cash equivalents
                                              $192,493
$175,256
Receivables
                                              646,414                  518,395
Note receivable
                                              169,548
419,084
Property, furniture
and equipment, net
                                             838,474
811,696
Excess of cost over
fair value acquired, net
                                   135,165                       141,250
Other assets
                                              124,951                  106,007
Restricted cash
                                              506,225
337,551

                                   $2,613,270                  $2,509,239

LIABILITIES AND
STOCKHOLDERS' EQUITY

Accounts payable
and accrued liabilities
                                         $178,870                     $280,464
Income tax payable
                                            55,422                  107,953
Deferred income taxes
                                            20,295
20,295
   Total Liabilities
                                             254,587
408,712

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 758,177 issued
     and outstanding, at September 30, 1999 and 761,337
     issued and outstanding at March 31, 1999
                                                 555,177
555,177
Additional paid-in capital
                                            505,347
505,347
Retained earnings
                                            1,298,159                     1,040,
003
Total Stockholders' Equity
                                        2,358,683                    2,100,527

                                   $2,613,270                  $2,509,239

See accompanying notes to condensed financial statements.















COLONIAL TRUST COMPANY

                    Condensed Statements of Earnings (Unaudited)


                 Three month periods               Six-month periods
                 Ended September 30                 Ended September 30

Revenues:        1999          1998                  1999           1998

Bond
Servicing
income           $719,613      $486,317          $1,264,601    $938,379
IRA
servicing
fees-
corporate       118,261        88,451              290,269     192,888
IRA
Servicing
fees-
personal
trust               39,413        27,954                 90,337      56,359
Trust fee
 income          135,165       129,284             247,135     216,176
Interest
income             10,989        11,716              27,887      23,435

Total
revenue        1,023,441       743,722           1,920,229   1,427,237

General and
administrative
expenses
                769,404       585,505           1,468,219   1,111,487

Earnings
 before
income
 taxes            254,037       158,217             452,010     315,750

Income taxes    104,238        64,396             185,209     128,193


Net earnings   $149,799       $93,821             $266,801    $187,557



Basic net
earnings per
common share       $.20         $.12                       $.35        $.24

Diluted net
earnings per
common share       $.19         $.12                   $.34            $.24

Weighted average
shares outstanding
-basic             758,731       762,338                759,509     767,331

Weighted average
shares outstanding
-diluted         781,343       775,973             782,120     780,967



See accompanying notes to condensed financial statements.










COLONIAL TRUST COMPANY

              Condensed Statements of Cash Flows (Unaudited)

                                     Six-month period
                                    Ended September 30,

                                  1999                1998
Cash flows from
operating activities:

Net earnings
                             $266,801             $187,557

Adjustments to reconcile
net earnings to
Net cash provided
by (used in)
Operating activities:
Depreciation and
amortization
                               62,381                44,150
Increase in receivables
                               (128,019)                (96,958)
Increase in other assets
                                (18,944)                (32,351)
Increase (decrease) in
accounts payable and
accrued liabilities
                               (101,594)              14,617
Increase (decrease)
in income tax payable
                                (52,531)                 11,712
Net cash provided
by operating activities
                                 28,094                 128,727

Cash flows from
investing activities:

Purchase of property,
furniture and equipment
                              (83,074)             (80,781)
Additions to note
receivable
                                   -                 (15,087)
Payments received
on note receivable
                                249,536                      -
Increase in
restricted cash
                           (168,674)                (4,868)
Net cash used in
investing activities
                                 (2,212)            (100,736)

Cash flows from
financing activities:

Proceeds from
sale of common stock
                                    -                      235
Purchase of treasury stock
                                   -                 (32,150)
Purchase and retirement
of common stock
                                 (8,645)                (13,022)
Net cash used in
financing activities
                                 (8,645)                (44,937)

Increase (decrease) in
cash and cash equivalents
                                17,237              (16,946)
Cash and cash equivalents
at beginning of period
                                175,256                   28,475
Cash and cash equivalents
at end of period
                           $192,493                 $11,529

See accompanying notes to condensed financial statements.

COLONIAL TRUST COMPANY



Notes to Condensed Financial Statements

1.  Significant Accounting Policies

In the opinion of Colonial Trust Company (the
"Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-
KSB for the year ended March 31, 1999.

(a) Nature of Business

The Company was incorporated on August 15,
1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary.
The Company is registered under the Securities
Exchange Act of 1934.

The Company serves as trustee under various bond indentures for issuers of bonds in 38 states.
The issuers are primarily churches and other non-profit organizations. As trustee, the
Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholder.

The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

The Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts.

    (b)  Revenue Recognition

Under the trust indentures with organizations issuing bonds, Colonial, for its services, principally earns revenues based on three fee structures. The first fee structure allows
Colonial to invest trust funds held for
disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to Colonial for set-up and printing costs during the first year. The third fee structure entitles Colonial to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee.
Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issuance. Colonial also receives fees for services provided as custodian for self-directed individual retirement accounts.

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



(c )     Computation of Basic and Diluted Net Earning
        Per Common Share

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

3.  Earnings Per Share

A reconciliation from basic earnings per share to diluted earnings per share for the three-month and six-month periods ended September 30, 1999, and September 30,
1998 follows:


                   Three-month periods         Six-month periods
                     Ended September 30,            Ended September 30,


                     1999            1998              1999        1998

Net earnings
               $149,799       $93,821         $266,801     $187,557

Basic EPS
-weighted
average shares
outstanding
                758,731       762,338          759,509      767,331

Basic EPS
                 $.20             $.12            $.35             $.24

Basic EPS
-weighted
average shares
outstanding
                758,731       762,338          759,509      767,331

Effect of
dilutive
securities:
Stock options
                 22,612        13,635           22,611       13,636

Diluted EPS
-weighted
average shares
outstanding
                781,343       775,973          782,120      780,967

Diluted EPS
                  $.19           $.12             $.34           $.24

On September 24, 1998, the Company's shareholders approved a one-for-ten reverse common stock split.
Weighted average shares outstanding and basic and diluted earnings per share for all periods presented have been adjusted to reflect this reverse common stock split.

4.  Business Segments

Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month and six-month periods ended
September 30, 1999 and September 30, 1998.  The
Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

Three-month periods:
                        Corporate    Personal    Other     Total
                                  Trust          Trust
                         _______     _________  _________ _________
September 30, 1999
Bond Servicing
Income                    $719,613            -            -      $719,613
IRA Servicing Fees       118,261       $39,413          -       157,674
Trust Fee Income            -          135,165          -        135,165
Interest Income                -            -        $10,989     10,989
                               $837,874    $174,578       $10,989 $1,023,441

General &
Administrative
Expenses                $380,603    $137,109        $251,692   $769,404

September 30, 1998
Bond Servicing
Income                        $486,317        -            -         $486,317

IRA Servicing Fees        88,451      $27,954           -        116,405
Trust Fee Income            -          129,284          -        129,284
Interest Income                -           -            $11,716     11,716
                         $574,768    $157,238        $11,716   $743,722

General &
Administrative
Expenses                $319,296    $123,464        $142,745   $585,505




Six-month periods:
                       Corporate    Personal     Other      Total
                                Trust        Trust
                               _______     _________  _________   _________
September 30, 1999
Bond Servicing
Income                 $1,264,601         -           -    $1,264,601
IRA Servicing
Fees                            290,269          $90,337          -       380,60
6
Trust Fee
Income                           -             247,135            -
247,135
Interest Income            -            -        $27,887       27,887
                       $1,554,870     $337,472       $27,887 $1,920,229

General &
Administrative
Expenses                   $720,107     $282,558    $465,554 $1,468,219


September 30, 1998
Bond Servicing
Income                       $938,379          -           -      $938,379
IRA Servicing
Fees                            192,888          $56,359          -
249,2
47
Trust Fee Income           -           216,176          -            216,176
Interest Income               -            -            $23,435     23,435
                       $1,131,267     $272,535       $23,435 $1,427,237

General &
Administrative
Expenses               $546,972     $228,930        $335,585 $1,111,487



Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations Three-Month Periods Ended
September 30, 1999 and September 30, 1998

The Company had net earnings of $149,799, or $.19 diluted earnings per share, for the period ended
September 30, 1999, compared to net earnings or $93,821, or $.12 diluted earnings per share, for the period ended September 30, 1998, an increase in net earnings of 60%. The Company had total revenue of $1,023,441 for the period ended September 30, 1999, compared to total revenue of $743,722 for the prior year, an increase of 38%.

The Corporate Trust segment's income increased
$263,106 to $837,874 for the period ended September 30, 1999, compared to $574,768 for the period ended
September 30, 1998, an increase of 46%.  The Personal
Trust segment's income increased $17,340 to $174,578 for the period ended September 30, 1999, compared to $157,238 for the period ended September 30, 1998, an increase of 11%.

The Corporate Trust segment's bond servicing income increased $233,296 to $719,613 for the period ended
September 30, 1999, compared to $486,317 for the period ended September 30, 1998 an increase of 48%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At September 30, 1999, the Company was serving as trustee and paying agent on 448 bond offerings totaling approximately
$415,000,000 in original principal amount; at September
30, 1998, the Company was serving as trustee and paying agent on 432 bond offerings totaling approximately
$353,000,000 in original principal amount.

Revenue from the Corporate Trust segment's IRA
Account servicing activities increased $29,810 to
$118,261 for the period ended September 30, 1999,
compared to $88,451 for the period ended September 30,
1998, an increase of 34%.  Revenue from the Personal
Trust segment's IRA Account servicing activities
increased $11,459 to $39,413 for the period ended
September 30, 1999, compared to $27,954 for the period
ended September 30, 1998, an increase of  41%.   The
increase in IRA revenue was primarily due to the increase in the number of IRA Accounts serviced by the Company.
At September 30, 1999, the Corporate Trust segment was servicing 8,361 IRA Accounts with an aggregate value of approximately $142,000,000 and the Personal Trust segment was servicing 227 IRA Accounts with an aggregate value of approximately $40,000,000. At
September 30, 1998, the Corporate Trust segment was servicing 7,385 IRA Accounts with an aggregate value of approximately $127,000,000, and the Personal Trust segment was servicing 165 Accounts with an aggregate value of approximately $28,000,000.

The Personal Trust segment's trust income increased
$5,881 to $135,165 for the period ended September 30, 1999, compared to $129,284 for the period ended
September 30, 1998, an increase of 5%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At September 30, 1999, the
Personal Trust segment was serving as trustee or agent for 278 trust, investment accounts, or other accounts with a fair market value of approximately $68,000,000. At
September 30, 1998, the Personal Trust segment was serving as Trustee or agent for 212 trust, investment accounts, or other accounts with a fair market value of approximately $53,000,000.

Interest income was $10,989 for the period ended
September 30, 1999, compared to $11,716 for the period ended September 30, 1998. This was primarily attributable to monies held in the master trust note.
Funds were removed from the master trust note in order to pay income taxes and to purchase certificate of deposits which were necessary to meet the Company's liquid capital requirements.

The Corporate Trust segment's general and administrative
expenses increased in the aggregate $61,307 to  $380,603
for the period ended September 30, 1999, compared to $319,296 for the period ended September 30, 1998, but decreased to 45% of segment revenues for the period ended September 30, 1999, from 56% of segment revenues for the period ended September 30, 1998. The
Personal Trust segment's general and administrative expenses increased in the aggregate $13,645 to $137,109 for the period ending September 30, 1999, compared to $123,464 for the period ended September 30, 1998, and remained constant at 79% of segment revenues for the periods ended September 30, 1999 and September 30,
1998.  The increases in the Corporate Trust and Personal
Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased bond servicing business.

The Company's effective income tax rate was 41.0 % for the three-month period ended September 30, 1999, and 40.7% for the three-month period ended September 30, 1998.


Results of Operations Six-Month Periods Ended
September 30, 1999 and September 30, 1998

The Company had net earnings of $266,801, or $.34 diluted earnings per share, for the period ended
September 30, 1999, compared to net earnings or $187,557, or $.24 diluted earnings per share, for the period ended September 30, 1998, an increase in net earnings of 42%. The Company had total revenue of $1,920,229 for the period ended September 30, 1999, compared to total revenue of $1,427,237 for the prior year, an increase of 35%.

The Corporate Trust segment's income increased
$423,603 to $1,554,870 for the period ended September
30, 1999, compared to $1,131,267 for the period ended
September 30, 1998, an increase of 37%.  The Personal
Trust segment's income increased to $337,472 in the period ended September 30, 1999, compared to $272,535 for the period ended September 30, 1998, an increase of 24 %.

The Corporate Trust segment's bond servicing income increased $326,222 to $1,264,601 for the period ended
September 30, 1999, compared to $938,379 for the period ended September 30, 1998 an increase of 35%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company.

Revenue from the Corporate Trust segment's IRA
Account servicing activities increased $97,381 to
$290,269 for the period ended September 30, 1999,
compared to $192,888 for the period ended September 30,
1998, an increase of 50%.  Revenue from the Personal
Trust segment's IRA Account servicing activities
increased $33,978 to $90,337 for the period ended
September 30, 1999, compared to $56,359 for the period
ended September 30, 1998, an increase of 60%.   The
increase in IRA revenue was primarily due to the increase in the number of IRA Accounts serviced by the Company.

The Personal Trust segment's trust income increased
$30,959 to $247,135 for the period ended September 30, 1999, compared to $216,176 for the period ended
September 30, 1998, an increase of 14%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company.

Interest income increased $4,452 to $27,887 for the period ended September 30, 1999, compared to $23,435 for the period ended September 30, 1998, an increase of 19%. The increase was primarily attributable to additional funds available for investment.

The Corporate Trust segment's general and administrative expenses increased in the aggregate $173,135 to $720,107 for the period ended September 30, 1999, compared to $546,972 for the prior period, but decreased to 46% of segment revenues for the period ended September 30, 1999, from 48% of segment revenues for the period ended September 30, 1998. The Personal Trust segment's general and administrative expenses increased in the aggregate $53,628 to $282,558 for the period ended
September 30, 1999, compared to $228,930 for the period ended September 30, 1998, and remained constant at 84% of segment revenues for the periods ended September 30, 1999 and September 30, 1998. The increase in the
Corporate Trust and Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business.

The Company's effective income tax rate was 41.0% for the six-month period ended September 30, 1999, and 40.6% for the six-month period ended September 30, 1998.

Year 2000

The Company recognizes the potential business impacts related to the Year 2000 computer system issue and has implemented a plan to assess and improve the Company's state of readiness with respect to such issues. The Year
2000 is one where computer systems may recognize the designation "00" as 1900 when it means 2000, resulting in system failure or miscalculations.
<PAGE.
Commencing in 1997, the Company initiated a comprehensive review of its core information technology systems, which the Company is dependent upon for the conduct of day-to-day business operations, in order to determine the adequacy of those systems in light of future business requirements. Year 2000 readiness was one of a variety of factors to be considered in the review of core systems.

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

The Company has divided its Year 2000 review into two
phases.  The first addresses the Company's core
information technology systems.  The second phase
addresses non-core information technology systems, non-
information technology systems, and products
components and equipment supplied to the Company
from third parties.  In addition, the Company has
implemented required Year 2000 upgrades and
replacements during the second phase.  The Company
substantially completed the first phase of its review in
June 1998.   The Company competed the second phase in
June 1999.

In the first phase of its Year 2000 review, the Company
tested all software products currently provided to broker-
dealers, and determined that such products were Year
2000 compliant.   The Company also made inquiries of all
third parties supplying the Company with computer hardware ad software products and received assurances that such products and components are Year 2000 compliant. With respect to core information technology, the Company made inquiries of third parties supplying computer hardware and software operating systems to the Company, and received assurances that such hardware and software systems were Year 2000 compliant.

The Company has not developed a "worst case " scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally through the Year
2000 review described above.

At this time, the Company has not developed Year 2000
contingency plans, other that the review and remedial
actions described above, and does not intend to do so
unless the Company believes such plans are merited by
the results of its continuing Year 2000 review.   The
Company maintains and deploys contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be Year 2000 ready.

If the Company or the third parties with which it has
relationships were to cease or not successfully complete
its or their Year 200 remediation efforts,  the Company
would encounter disruptions to its business that could
have a material adverse effect on its business, financial
position and results of operations.  The Company could be
materially and adversely impacted by widespread
economic or financial market disruption or by Year 2000
computer system failures at third parties with which it has
relationships.  The Company does not believe
expenditures to be Year 2000 compliant will be material,
and has expensed all costs associated with the Year 2000
remediation plan.   However, there can be no assurance
that the ultimate cost to identify and implement solutions to all Year 2000 problems will not be material to the Company.

Liquidity and Capital Resources

Under legislation effective on July 20, 1996, the
Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,358,683 on September 30, 1999. The legislation also requires that the Company's net capital meet certain liquidity requirements.  Specifically, $166,666, $333,332 and
$500,000 of such net capital must meet the Arizona
Banking Department's liquidity requirements by July 19, 1997, July 19, 1998, and July 19, 1999, respectively. At September 30, 1999, $506,225 of the Company's net
capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these liquidity requirements from cash on hand and
other assets of the Company.   The Company also
believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

The Company's cash and cash equivalents increased from
$175,256 on March 31, 1999, to $192,493 on September
30, 1999, while the note receivable decreased from
$419,084 on March 31, 1999, to $169,548 on September
30, 1999.  The decrease in the cash and cash equivalents
was primarily due to payments of income taxes and the
purchase of certificates classified as restricted cash
necessary to meet the liquidity requirements of the
Arizona Banking Department.   The decrease in the note
receivable was due to the receipt of payments totaling
$260,000.   The Company's net property and equipment
increased from $811,696 on March 31, 1999, to $838,474
on September 30, 1999.   The increase was primarily due
to the purchase of additional furniture, equipment and computer software for new employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.

Market Risk

In the opinion of management, our market risk factors have not changed materially from March 31, 1999.

"Safe Harbor" Statement under the Private Securities
Litigation Reform Act of 1995.

This Form 10-QSB contains one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby.

These forward-looking statements involve risks an uncertainties, including, but not limited to: the Company's continued employment of key management, including John Johnson, the Company's Chief Executive
Officer;  Marvin Hoeflinger, the Company's Vice
President of Business Development;  Bud Olson, the
Company's Vice President of Business Development-
Personal Trust Business;  and Christopher J. Olson, the
Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company;
the Company's success in being repaid on the bonds it purchases or the loans it makes under the Bond
Repurchase Program; the continuation of the Company's investment advisory agreements with Hackett Investment
Advisors ("HIA"), Feldman Securities Group LLP (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; Year
2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings.
The Company filed its fiscal 1999 Form 10-KSB on June
29, 1999, and filed form 10-KSB A-1 on August 5, 1999.
Please refer to these documents for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings

         None.

Item 2:       Changes in Securities

         None.

Item 3:       Default Upon Senior Securities

         None.

Item 4:       Other Information

         None.

Item 5:       Exhibits and Reports on Form 8-K:

         (a)  Exhibits:  None.

         (b)  Reports on  Form 8-K:  None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    COLONIAL  TRUST COMPANY

DATE:  November 12, 1999
    BY:   /s/ John K. Johnson

              John K. Johnson

              Its:   President

DATE:  November 12, 1999
         BY:   /s/ Christopher J. Olson

              Christopher J. Olson

Its:   Chief Financial Officer