Form 10QSB
period 1999-12-31
COLONIAL TRUST CO /AZ
filed 2000-02-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                 Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 757,358

Transitional Small Business Disclosure Format (check one):

                 Yes _________             No ___X______

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                 Page
                                                                 ----
Part I. Financial Information:
         Item 1: Financial Statements                              3

                  Condensed Balance Sheets                         3

                  Condensed Statements of Earnings                 4

                  Condensed Statements of Cash Flows               5

                  Notes to Condensed Financial Statements          6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                9

Part II. Other Information

         Item 1: Legal Proceedings                                 12

         Item 2: Changes in Securities                             12

         Item 3: Default Upon Senior Securities                    12

         Item 4: Other Information                                 12

         Item 5: Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                         12

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                                 Condensed Balance Sheets
                                                          (Unaudited)
         ASSETS                                         December 31, 1999            March 31, 1999
                                                        -----------------            --------------
Cash and cash equivalents                                  $   84,092                  $  175,256
Receivables                                                   908,587                     518,395
Note receivable                                               172,765                     419,084
Property, furniture and equipment, net                        823,744                     811,696
Excess of cost over fair value acquired, net                  132,123                     141,250
Other assets                                                  109,825                     106,007
Restricted cash                                               512,448                     337,551
                                                           __________                  __________


                                                           $2,743,584                  $2,509,239
                                                           ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                   $  209,036                  $  280,464
Income tax payable                                             59,410                     107,953
Deferred income taxes                                          20,295                      20,295
                                                           ----------                  ----------
         Total Liabilities                                    288,741                     408,712

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 757,358 issued
     and outstanding at December 31, 1999 and 761,337
     issued and outstanding at March 31, 1999                 555,177                     555,177
Additional paid-in capital                                    505,347                     505,347
Retained earnings                                           1,394,319                   1,040,003
                                                           ----------                  ----------
         Total Stockholders' Equity                         2,454,843                   2,100,527
                                                           $2,743,584                  $2,509,239
                                                           ----------                  ----------

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Earnings (Unaudited)


                                               Three-month periods             Nine-month periods
                                                Ended December 31               Ended December 31
                                                -----------------               -----------------
Revenues:                                      1999            1998            1999            1998
---------                                      ----            ----            ----            ----
Bond servicing income                      $  696,695      $  526,431      $1,961,296      $1,464,810
IRA servicing fees-corporate                  117,198         122,175         407,467         315,063
IRA servicing fees-personal trust              39,566          30,603         129,903          86,962
Trust fee income                              113,734         107,544         360,869         323,720
Interest income                                18,054          13,324          45,941          36,759
                                           ----------      ----------      ----------      ----------
Total revenue                                 985,247         800,077       2,905,476       2,227,314

General and administrative expenses           817,788         599,796       2,286,007       1,711,283
                                           ----------      ----------      ----------      ----------
Earnings before income taxes                  167,459         200,281         619,469         516,031

Income taxes                                   68,638          81,547         253,847         209,740
                                           ----------      ----------      ----------      ----------

Net earnings                               $   98,821      $  118,734      $  365,622      $  306,291
                                           ----------      ----------      ----------      ----------

Basic net earnings per common share        $      .13      $      .16      $      .48      $      .40
                                           ----------      ----------      ----------      ----------

Diluted net earnings per common share      $      .13      $      .15      $      .47      $      .39
                                           ----------      ----------      ----------      ----------

Weighted average shares outstanding
-basic                                        757,666         764,503         758,895         766,388

Weighted average shares outstanding
-diluted                                      780,526         778,047         781,671         779,994



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                Nine-month periods
                                                                                 Ended December 31,
                                                                                1999            1998
                                                                                ----            ----
Cash flows from operating activities:

Net earnings                                                                 $ 365,622       $ 306,291

Adjustments to reconcile net earnings to
         Net cash provided by (used in)
         Operating activities:
Depreciation and amortization                                                   96,620          67,305
Increase in receivables                                                       (390,192)        (68,761)
Increase in other assets                                                        (3,818)        (24,055)
Increase (decrease) in accounts payable and accrued liabilities                (71,428)         54,346
Increase (decrease) in income tax payable                                      (48,543)         26,159
                                                                             ---------       ---------
Net cash provided by (used in) operating activities                            (51,739)        361,285

Cash flows from investing activities:

Purchase of property, furniture and equipment                                  (99,541)       (104,295)
Additions to note receivable                                                   (13,681)        (22,606)
Payments received on note receivable                                           260,000               0
Increase in restricted cash                                                   (174,897)       (165,339)
Net cash used in investing activities                                          (28,119)       (292,240)

Cash flows from financing activities:

Proceeds from sale of common stock                                                   0             235
Purchase and retirement of common stock                                        (11,306)        (15,622)
                                                                             ---------       ---------
Net cash used in financing activities                                          (11,306)        (15,387)

Increase (decrease) in cash and cash equivalents                               (91,164)         53,658
Cash and cash equivalents at beginning of period                               175,256          28,475
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  84,092       $  82,133
                                                                             ---------       ---------


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.       Significant Accounting Policies

         In the opinion of colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

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

                  The Company's Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts.

         (b)      Revenue Recognition

                  Under the trust indentures with organizations issuing bonds, Colonial, for its services, principally earns revenues based on three fee structures. The first fee structure allows Colonial to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and printing costs during the first year. The third fee structure entitles Colonial to interest earnings up to 2.5% daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issuance. Colonial also receives fees for services provided as custodian for self-directed individual retirement accounts.

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

3.       Earnings Per Share

         A reconciliation from basic earnings per share to diluted earnings per share for the periods ended December 31, 1999, and December 31, 1998 follows:

                                        Three-month period          Nine-month periods
                                        Ended December 31,          Ended December 31,
                                        ------------------          ------------------
                                        1999          1998          1999          1998
                                        ----          ----          ----          ----
Net earnings                        $ 98,821      $118,734      $365,622      $306,291

Basic EPS
-weighted average
shares outstanding                   757,666       764,503       758,895       766,388
                                    --------      --------      --------      --------

Basic EPS                           $    .13      $    .16      $    .48      $    .40
                                    --------      --------      --------      --------

Basic EPS
-weighted average
shares outstanding                   757,666       764,503       758,895       766,388

Effect of dilutive securities:
Stock options                         22,860        13,544        22,776        13,606
                                    --------      --------      --------      --------

Diluted EPS
-weighted average
shares outstanding                   780,526       778,047       781,671       779,994
                                    --------      --------      --------      --------

Diluted EPS                         $    .13      $    .15      $    .47      $    .39
                                    --------      --------      --------      --------


         On September 24, 1998, the Company's shareholders approved a one-for-ten reverse common stock split. Weighted average shares outstanding and basic and diluted earnings per share for all periods presented have been adjusted to reflect this reverse common stock split.

4.       Business Segments

         Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month and nine-month periods ended December 31, 1999 and December 31, 1998.

         The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

         In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.


         Three-month periods:            Corporate     Personal       Other          Total
                                           Trust        Trust
                                         --------      --------      --------      --------
                  December 31, 1999
         Bond Servicing Income           $696,695          --            --        $696,695
         IRA Servicing Fees               117,198      $ 39,566          --         156,764
         Trust Fee Income                    --         113,734          --         113,734
         Interest Income                     --            --        $ 18,054        18.054
                                         --------      --------      --------      --------
                                         $813,893      $153,300      $ 18,054      $985,247
                                         --------      --------      --------      --------

         General & Administrative
         Expenses                        $410,354      $145,877      $261,557      $817,788
                                         --------      --------      --------      --------

                  December 31, 1998
         Bond Servicing Income           $526,431          --            --        $526,431
         IRA Servicing Fees               122,175      $ 30,603          --         152,778
         Trust Fee Income                    --         107,544          --         107,544
         Interest Income                     --            --        $ 13,324        13,324
                                         --------      --------      --------      --------
                                         $648,606      $138,147      $ 13,324      $800,077
                                         --------      --------      --------      --------
         General & Administrative
         Expenses                        $301,332      $120,460      $178,004      $599,796
                                         --------      --------      --------      --------



        Nine-month periods:              Corporate        Personal          Other          Total
                                           Trust           Trust
                                         ----------      ----------      ----------      ----------
                  December 31, 1999
         Bond Servicing Income           $1,961,296            --              --        $1,961,296
         IRA Servicing Fees                 407,467      $  129,903            --           537,370
         Trust Fee Income                      --           360,869            --           360,869
         Interest Income                       --              --        $   45,941          45,941
                                         ----------      ----------      ----------      ----------
                                         $2,368,763      $  490,772      $   45,941      $2,905,476
                                         ----------      ----------      ----------      ----------

         General & Administrative
         Expenses                        $1,130,461      $  428,435      $  727,111      $2,286,007
                                         ----------      ----------      ----------      ----------


                  December 31, 1998
         Bond Servicing Income           $1,464,810            --              --        $1,464,810
         IRA Servicing Fees                 315,063      $   86,962            --           402,025
         Trust Fee Income                      --           323,720            --           323,720
         Interest Income                       --              --        $   36,759          36,759
                                         ----------      ----------      ----------      ----------
                                         $1,779,873      $  410,682      $   36,759      $2,227,314
                                         ----------      ----------      ----------      ----------

         General & Administrative
         Expenses                        $  848,304      $  349,390      $  513,589      $1,711,283
                                         ----------      ----------      ----------      ----------

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations-Three-month Periods Ended December 31, 1999 and December 31, 1998.

         The Company had net earnings of $98,821, or $.13 diluted earnings per share, for the period ended December 31, 1999, compared to net earnings of $118,734, or $.15 diluted earnings per share, for the period ended December 31, 1998, a decrease in net earnings of 17%. The Company had total revenue of $985,247 for the period ended December 31, 1999, compared to total revenue of $800,077 for the period ended December 31, 1998, an increase of 23%.

         The Corporate Trust segment's income increased to $813,893 for the period ended December 31, 1999, compared to $648,606 for the period ended December 31, 1998, an increase of 25%. The Personal Trust segment's income increased to $153,300 for the period ended December 31, 1999, compared to $138,147 for the period ended December 31, 1998, an increase of 11%.

         The Corporate Trust segment's bond servicing income increased to $696,695 for the period ended December 31, 1999, compared to $526,431 for the period ended December 31, 1998 an increase of 32%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At December 31, 1999, the Company was serving as trustee and paying agent on 453 bond offerings totaling approximately $427,800,000 in original principal amount; at December 31, 1998, the Company was serving as trustee and paying agent 434 bond offerings totaling approximately $365,736,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA Account servicing activities decreased to $117,198 for the period ended December 31, 1999, compared to $122,175 for the period ended December 31, 1998, a decrease of 4%. This decrease was due to a change in the timing of collecting IRA fees. Revenue from the Personal Trust segment's IRA Account servicing activities increased to $39,566 for the period ended December 31, 1999, compared to $30,603 for the period ended December 31, 1998, an increase of 29%. The increase in IRA revenue was primarily due to the increase in the number of IRA accounts serviced by the Company. At December 31, 1999, the Corporate Trust segment was servicing 8,639 IRA Accounts with an aggregate value of approximately $145,600,000, and the Personal Trust segment was servicing 228 IRA accounts with an aggregate value of approximately $41,250,000. At December 31, 1998, the Corporate Trust segment was servicing 7,763 IRA Accounts with an aggregate value of approximately $130,200,000, and the Personal Trust segment was servicing 184 accounts with an aggregate value of approximately $34,800,000.

         The Personal Trust segment's trust income increased to $113,734 for the period ended December 31, 1999, compared to $107,544 for the period ended December 31, 1998, an increase of 6%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At December 31, 1999, the Personal Trust segment was serving as trustee or agent for 307 trust, investment, or other accounts with a fair market value of approximately $76,000,000. At December 31, 1998, the Personal Trust segment was serving as Trustee or agent for 251 trust, investment accounts, or other accounts with a fair market value of approximately $60,000,000.

         Interest income increased to $18,054 for the period ended December 31, 1999, compared to $13,324 for the period ended December 31, 1998, an increase of 35%. The increase was primarily attributable to an increase in interest rates. Funds were removed from the master trust note in order to pay income taxes and to provide cash for the Company's operations.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $410,354 for the period ended December 31, 1999, compared to $301,332 for the period ended December 31, 1998, and increased to 50% of segment revenues for the period ended December 31, 1999, from 46% of segment revenues for the period ended December 31, 1998. The Personal Trust segment's general and administrative expenses increased in the aggregate to $145,877 for the period ending December 31, 1999, compared to $120,460 for the period ended December 31, 1998, and increased to 95% of segment revenues for the period ended December 31, 1999, compared to 87% of segment revenues for the period ended

         December 31, 1998. The increases in the Corporate Trust and Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate was 41.0 % for the three-month period ended December 31, 1999, and 40.7% for the three-month period ended December 31, 1998.


         Results of Operations-Nine-month Periods Ended December 31, 1999 and December 31, 1998.

         The Company had net earnings of $365,622, or $.47 diluted earnings per share, for the period ended December 31, 1999, compared to net earnings of $306,291, or $.39 diluted earnings per share, for the period ended December 31, 1998, an increase in net earnings of 19%. The Company had total revenue of $2,905,476 for the period ended December 31, 1999, compared to total revenue of $2,227,314 for the period ended December 31, 1998, an increase of 30%.

         The Corporate Trust segment's income increased to $2,368,763 for the period ended December 31, 1999, compared to $1,779,873 for the period ended December 31, 1998, an increase of 33%. The Personal Trust segment's income increased to $490,772 for the period ended December 31, 1999, compared to $410,682 for the period ended December 31, 1998, an increase of 20 %.

         The Corporate Trust segment's bond servicing income increased to $1,961,296 for the period ended December 31, 1999, compared to $1,464,810 for the period ended December 31, 1998 an increase of 34%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company.

         Revenue from the Corporate Trust segment's IRA Account servicing activities increased to $407,467 for the period ended December 31, 1999, compared to $315,063 for the period ended December 31, 1998, an increase of 29%. Revenue from the Personal Trust segment's IRA Account servicing activities increased to $129,903 for the period ended December 31, 1999, compared to $86,962 for the period ended December 31, 1998, an increase of 49%. The increase in IRA revenue was primarily due to the increase in the number of IRA accounts serviced by the Company.

         The Personal Trust segment's trust income increased to $360,869 for the period ended December 31, 1999, compared to $323,720 for the period ended December 31, 1998, an increase of 11%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company.

         Interest income increased to $45,941 for the period ended December 31, 1999, compared to $36,759 for the period ended December 31, 1998, an increase of 25%. The increase was primarily attributable to a larger balance held for investment at the beginning of the period and increases in interest rates.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,130,461 for the period ended December 31, 1999, compared to $848,304 for the prior period, and remained constant at 48% of segment revenues for the periods ended December 31, 1999, and December 31, 1998. The Personal Trust segment's general and administrative expenses increased in the aggregate to $428,435 for the period ended December 31, 1999, compared to $349,390 for the period ended December 31, 1998, and increased to 87% of segment revenues for the period ended December 31, 1999, compared to 85% of segment revenues for the period ended December 31, 1998. The increase in the Corporate Trust and Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate was 41.0% for the nine-month period ended December 31, 1999, and 40.6% for the nine-month period ended December 31, 1998.

         Year 2000

         As of the date hereof , the Company has not experienced any Year 2000 problems with its systems nor does the Company anticipate any problems. However, there can be no guarantee that future system problems related to Year 2000 will not have a material impact on the Company's operations. The Company's third party vendors with which it has relationships also did not experience any Year 2000 problems which materially impacted the Company's operations. However, there can be no guarantee that future problems with third party vendors' computer systems related to Year 2000 will not have a material impact on the Company's operations.

         The Company's expenditures related to be Year 2000 compliant (primarily a reallocation of current personnel's time from other projects to the year 2000 remediation plan) were not material, and the Company has expensed all costs associated with the Year 2000 remediation plan. However, there can be no assurance that the ultimate cost to identify and implement solutions to future problems related to Year 2000 will not be material to the Company. See the Company's Form 10-QSB for the period ended September 30, 1999 for a discussion of the Company's Year 2000 remediation plan.

         Liquidity and Capital Resources

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,454,843 on December 31, 1999. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements by July 19, 1997, 1998 and 1999, respectively. At December 31, 1999, $512,448 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

         The Company's cash and cash equivalents decreased from $175,256 on March 31, 1999, to $82,092 on December 31, 1999, while the note receivable decreased from $419,084 on March 31, 1999, to $172,765 on December 31, 1999. The decrease in the cash and cash equivalents was primarily due to payments of income taxes and the purchase of certificates classified as restricted cash necessary to meet the liquidity requirements of the Arizona Banking Department. The decrease in the note receivable was due to the receipt of payments totaling $260,000. The Company's net property and equipment increased from $811,696 on March 31, 1999, to $823,744 on December 31, 1999. The
         increase was primarily due to the purchase of additional furniture, equipment and computer software for new employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.

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

         These forward-looking statements involve risks an uncertainties, including, but not limited to: the Company's continued employment of key management, including John Johnson, the Company's Chief Executive Officer; Marvin Hoeflinger, the Company's Vice President of Business Development; Bud Olson, the Company's Vice President of Business Development-Personal Trust Business; and Bruce

         Mitchell, the Company's Vice President and senior officer responsible for the Company's Personal Trust Business; the success of Messrs. Johnson, Hoeflinger and Bud Olson in their business development efforts on behalf of the Company; the Company's success in being repaid on the bonds it purchases or the investment advisory agreements with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 1999 Form 10-KSB on June 29, 1999, and filed form 10-KSB A-1 on August 5, 1999. Please refer to these documents for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.


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

                                27    Financial Data Schedule

                           (b)  Reports on  Form 8-K:  None.



                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLONIAL  TRUST COMPANY

         DATE:  February 11, 2000           BY:   /s/ John K. Johnson
                --------------------              -----------------------------
                                                  John K. Johnson
                                                  Its:   President


         DATE:  February 11, 2000           BY:   /s/ Christopher J. Olson
                -----------------                 -----------------------------
                                                  Christopher J. Olson
                                                  Its:   Chief Financial
         Officer