Form 10KSB40
period 2000-03-31
COLONIAL TRUST CO /AZ
filed 2000-06-28
CIK 869296

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $3,909,053.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,408,955 as of June 1, 2000.

As of June 1, 2000, 741,217 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                     Page
PART I

         Item  1: Description of Business .........................      4
         Item  2: Description of Properties .......................     12
         Item  3: Legal Proceedings ...............................     12
         Item  4: Submission of Matters to a Vote of
                  Security Holders ................................     12



PART II

         Item  5:     Market for Common Equity and Related
                      Stockholder Matters .........................     12
         Item  6:     Management's Discussion and Analysis
                      or Plan of Operation ........................     13
         Item  7:     Financial Statements ........................     23
         Item  7.a:   Qualitative Risks ...........................     40
         Item  8:     Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure ........................     40



PART III

         Item  9:     Directors, Executive Officers, Promoters
                      and Control Persons; Compliance with
                      Section 16(a) of the Exchange Act ...........     41
         Item 10:     Executive Compensation ......................     43
         Item 11:     Security Ownership of Certain Beneficial
                      Owners and Management .......................     48
         Item 12:     Certain Relationships and Related
                      Transactions ................................     49
         Item 13:     Exhibits and Reports on Form 8-K ............     49

                                     PART I


Item 1.  Description of Business.

         Forward Looking Statements

         This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projection of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information , future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business-Growth Plans," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

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

         As of March 31, 2000, the Company had served as trustee and paying agent for 703 bond offerings totaling approximately $632 million in original principal amount. The foregoing includes a total of 81 bond offerings in original principal amount of approximately $103 million originated in the fiscal year ended March 31, 2000. The Company's revenues from these activities represented approximately 66% of the Company's aggregate revenues for the year ended March 31, 2000. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations-Results of Operations for the Years Ended March 31, 2000 and 1999."

         As of March 31, 2000, all bond programs for which the Company was serving as trustee and paying agent had been originated by sixteen broker/dealers, and four of those broker/dealers had originated bonds representing approximately 79% of the aggregate principal amount of all bonds for which the Company was serving as trustee and paying agent. For the year ending March 31, 2000, 2 broker-dealers had originated 64% of the aggregate principal amount of all new bond issues for the year. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

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

         At March 31, 2000, the Company was serving as trustee for approximately 9,228 IRA Accounts with an aggregate value of approximately $151 million. Revenue from the Company's activities in this area represented approximately 14% of the Company's aggregate revenues for the year ended March 31, 2000. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2000 and 1999."

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

         Personal Trust Segment

         The Personal Trust segment provides traditional investment management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA Accounts and trustee for managed IRA Accounts. At March 31, 2000, the Personal Trust segment served as trustee or agent for 338 trust, other accounts, or investment agency accounts with a fair market value of approximately $87 million, and served as custodian or trustee for approximately 205 IRA Accounts with a fair market value of approximately $45 million.

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

         The Personal Trust segment is also party to an investment advisory agreement dated January 2, 1997 with Wright Investors Services ("WIS"). WIS is an investment advisor located in Bridgeport, Connecticut. Pursuant to this agreement, this segment designates WIS, and WIS serves for the segment, as investment advisor on a portion of the designated investment accounts of the Personal Trust segment. The Company pays WIS 30% or 10%, depending upon the type of account, of the gross fees collected by the segment from the segment's investment management accounts for which WIS serves as investment advisor. The agreement initially ran through January 31, 1998. The agreement automatically renews for subsequent terms of one year each, unless either party notifies the other in writing at least three months in advance of the anniversary date of its intent to terminate the agreement. The agreement has been renewed and continues in effect until January 31, 2001.

                  The Personal Trust segment is also party to an investment advisory agreement dated August 16, 1999 with Feldman Securities Group, L.L.C. ("FSG"). FSG is an investment advisor located in Chicago, Illinois. Pursuant to this agreement, this segment designates FSG, and FSG serves for the segment, as investment advisor on a portion of the designated investment accounts of the Personal Trust segment. The Company pays FSG 28 basis points for managed assets up to $10 million in the aggregate. For every subsequent $10 million increment in managed assets, the fee the Company pays drops by 2 basis points. Currently, the Company is paying 28 basis points. The agreement runs continuously until either party gives the other in writing at least thirty days notice of its intent to terminate the agreement.

         The profitability of the Personal Trust segment is largely dependent on the Company's ability to manage the trust accounts resulting from these efforts. Revenues from the Personal Trust segment represented approximately 18% of the Company's aggregate gross revenues for the year ended March 31, 2000. See "-Growth Plans" and "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2000 and 1999."

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

         The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company also intends to attempt to develop additional sources of revenue by serving as paying agent for non-profit loan funds established by denominations of various religious organizations. The Company also intends to attempt to continue to develop additional sources of revenue by serving as trustee for certain municipal bond offerings established by municipalities throughout the United States, but concentrated mainly in the western United States. There may be no assurance that the Company will be successful in its efforts to increase bond-servicing revenues or to develop additional sources of revenue. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2000 and 1999."

         The Company intends to (i) attempt to expand its IRA Account servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship, and (ii) host investment seminars emphasizing the Company's ability and willingness to allow church bonds as a self-directed IRA investment. There may be no assurance that the Company will be successful in its efforts to increase IRA Account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation Results of Operations for the Years Ended March 31, 2000 and 1999."

         The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. The Company is party to an agreement with the Baptist Foundation of Arizona to assume the successor trusteeship for approximately 100 accounts during the summer of 2000. The assumption of successor trusteeship must be approved by the Probate Court of Maricopa County, Arizona. Court proceedings have been scheduled to begin in June 2000. The Company believes that they will be successful in their efforts to become successor trustee. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2000 and 1999."

         The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the continued employment of key management; the Company's success in marketing its existing relationships with broker/ dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the continuation of the Company's investment advisory agreements with WIS, FSG, and HIA and their success in managing the trust and IRA Accounts for which they provide services; no material changes in existing laws, rules or regulations affecting the Company's operations; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; an increase in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."

         Competition

         The Company's primary competitors in the non-profit bond servicing business are Reliance Trust Company, Herring National Bank, American Church Trust Company and Trust Management Inc. Some of these companies have significantly greater financial and other resources than the Company. Increased success by these competitors or increased competition from additional sources could have a material adverse effect on the Company's financial condition and results of operations.

         Competition in the IRA Account servicing business is intense. However, to date the Company has focused its efforts on procuring IRA Account servicing business from non-profit organizations and their members. Thus, the Company's primary competition comes from the relatively small number of trustees who will allow church bonds as a self-directed investment. The Company's primary competitors in this business include Reliance Trust Company, American Church Trust, Trust Management Inc. and, to a lesser extent, broker/dealers, banks and other financial institutions, investment advisors, money management firms and other trust companies, many of which have significantly greater financial and other resources than the Company.

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

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,500,000 on March 31, 2000. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements by July 19, 1997, July 19, 1998 and July 19, 1999, respectively. At March 31, 2000, $502,555 of the Company's net capital met the Department's liquidity requirements.

         The Company believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

         Employees

         At March 31, 2000, the Company employed 36 people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         On June 1, 2000, the Company had approximately 2,200 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See "Business-Regulation, Licensing and Supervision".

         On September 24, 1998, the Company's stockholders approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse split.

         Initial purchases and sales of the Company's Common Stock occurred in January 1991. See Item 1 "Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 2000, were $3.25 and $3.00 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations for the Years Ended March 31, 2000 and 1999

         The Company had net earnings of $431,923, or $.55 diluted earnings per share, for the fiscal year ended March 31, 2000, compared to net earnings of $378,958, or $.49 diluted earnings per share, for the fiscal year ended March 31, 1999, an increase in net earnings of 14%. The Company had total revenue of $3,909,053 for the fiscal year ended March 31, 2000, compared to total revenue of $3,072,236 for the fiscal year ended March 31, 1999, an increase of 27%.


                                          Corporate Trust     Personal Trust         Other             Total
                                          -----------------   ----------------   --------------   ----------------
                 2000
Bond Servicing Income                           $2,592,749           -                 -               $2,592,749
IRA Servicing Fees                                 556,405           $172,799          -                  729,204
Trust Income                                     -                    521,073          -                  521,073
Interest Income                                  -                   -                 $66,027             66,027
                                          -----------------   ----------------   --------------   ----------------
                                                $3,149,154           $693,872          $66,027         $3,909,053
                                          =================   ================   ==============   ================

General & Administrative Expenses               $1,583,500           $629,285         $972,001         $3,184,786
                                          =================   ================   ==============   ----------------

                 1999
Bond Servicing Income                           $2,006,221           -                 -               $2,006,221
IRA Servicing Fees                                 448,328           $120,064          -                  568,392
Trust Income                                     -                    445,569          -                  445,569
Interest Income                                  -                   -                 $52,054             52,054
                                          -----------------   ----------------   --------------   ----------------
                                                $2,454,549           $565,633          $52,054         $3,072,236
                                          =================   ================   ==============   ================

General & Administrative Expenses               $1,257,385           $483,462         $692,137         $2,432,984
                                          =================   ================   ==============   ================

                 1998
Bond Servicing Income                           $1,582,917           -                 -               $1,582,917
IRA Servicing Fees                                 348,660            $95,331          -                  443,991
Trust Income                                     -                    279,903          -                  279,903
Interest Income                                  -                   -              $39,799                39,799
                                          -----------------   ----------------   --------------   ----------------
                                                $1,931,577           $375,234       $39,799            $2,346,610
                                          =================   ================   ==============   ================

General & Administrative Expenses                 $866,149           $327,116      $791,220            $1,984,485
                                          =================   ================   ==============   ================

         The Corporate Trust segment's revenue increased to $3,149,154 for the fiscal year ended March 31, 2000, compared to $2,454,549 for the fiscal year ended March 31, 1999, an increase of 28%. The Personal Trust segment's revenue increased to $693,872 for the fiscal year ended March 31, 2000, compared to $565,633 for the fiscal year ended March 31, 1999, an increase of 23%.

         The Corporate Trust segment's bond servicing revenue increased to $2,592,749 for the fiscal year ended March 31, 2000, compared to $2,006,221 for the year ended March 31, 1999, an increase of 29%. The increase in bond servicing revenue was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 2000, the Company was serving as trustee and paying agent on 448 bond offerings totaling approximately $435,000,000 in original principal amount; at March 31, 1999, the Company was serving as trustee and paying agent on 466 bond offerings totaling approximately $409,000,000 in original principal amount. The Company anticipates that its bond servicing revenue will increase in the fiscal year ending March 31, 2001, as a result of an increase in the number and principal amount of bond offerings for which the Company serves as trustee and paying agent.

         Revenue from the Corporate Trust segment's IRA Account servicing activities increased to $556,405 for the fiscal year ended March 31, 2000, compared to $448,328 for the fiscal year ended March 31, 1999, an increase of 24%. Revenue from the Personal Trust segment's IRA Account servicing activities increased to $172,799 for the fiscal year ended March 31, 2000, compared to $120,064 for the fiscal year ended March 31, 1999, an increase of 44%.

         At March 31, 2000, the Corporate Trust segment was servicing 9,228 IRA Accounts with an aggregate value of approximately $151,000,000, and the Personal Trust segment was servicing 205 IRA accounts with an aggregate value of approximately $45,000,000. At March 31, 1999, the Corporate Trust segment was servicing 8,143 IRA Accounts with an aggregate value of approximately $136,000,000, and the Personal Trust segment was servicing 198 accounts with an aggregate value of approximately $38,000,000. The Company anticipates that its IRA Account servicing revenue will increase in the fiscal year ending March 31, 2000 as a result of an increase in the number of IRA Accounts serviced by these segments.

         The Personal Trust segment's trust revenue increased to $521,073 for the fiscal year ended March 31, 2000, compared to $445,569 for the fiscal year ended March 31, 1999, an increase of 17%. At March 31, 2000, the Personal Trust segment was serving as trustee or agent for 338 trust, investment accounts, or other accounts with a fair market value of approximately $87,000,000. At March 31, 1999, the Personal Trust segment was serving as trustee or agent for 304 trust, investment accounts, or other accounts with a fair market value of approximately $61,000,000. The Company anticipates that trust revenue will increase in the fiscal year ending March 31, 2001 as a result of an increase in the number of accounts serviced by this segment.

         Interest revenue increased to $66,027 for the fiscal year ended March 31, 2000, compared to $52,054 for the fiscal year ended March 31, 1999, an increase of 27%. The increase was primarily attributable to a larger balance held for investment and higher interest rates.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,583,500 for the fiscal year ended March 31, 2000, compared to $1,257,385 for the fiscal year ended March 31, 1999, but decreased to 50% of segment revenues for the fiscal year ended March 31, 2000, compared to 51% of segment revenues in the fiscal year ended March 31, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate to $629,285 for the fiscal year ending March 31, 2000, compared to $483,462 for the fiscal year ended March 31, 1999, and increased to 91% of segment revenues for the fiscal year ended March 31, 2000, compared to 85% of segment revenues for the fiscal year ended March 31, 1999. The Company anticipates that general and administrative expenses will increase in the aggregate for both segments in the fiscal year ending March 31, 2001, but will remain relatively constant or decrease slightly as a percentage of revenues from fiscal 2000 levels as a result of spreading these increased costs over a larger revenue base.

         The foregoing discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the

Company's efforts to develop relationships with other broker/dealers who can serve as a source of referral for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with HIA, WIS and FSG and their success in managing the trust and investment agency accounts for which they provide services; increased staffing or office needs not currently anticipated; increased competition for the Company's services, competitive pressures or prices for the Company's services; and changes in rules and regulations adversely impacting the Company's business segments.

         Results of Operations for the Years Ended March 31, 1999 and 1998

         The Corporate Trust segment's revenue increased to $2,454,549 for the fiscal year ended March 31, 1999, compared to $1,931,577 for the fiscal year ended March 31, 1998, an increase of 27%. The Personal Trust segment's revenue increased to $565,633 for the fiscal year ended March 31, 1999, compared to $375,234 for the fiscal year ended March 31, 1998, an increase of 51%.

         The Company had net earnings of $378,958, or $.49 diluted earnings per share, for the fiscal year ended March 31, 1999, compared to net earnings of $214,358, or $.27 diluted earnings per share, for the fiscal year ended March 31, 1998, an increase in net earnings of 77%. The Company had total revenue of $3,072,236 for the fiscal year ended March 31, 1999, compared to total revenue of $2,346,610 for the fiscal year ended March 31, 1998, an increase of 31%.

         The Corporate Trust segment's bond servicing revenue increased to $2,006,221 for the fiscal year ended March 31, 1999, compared to $1,582,917 for the fiscal year ended March 31, 1998, an increase of 27%. The increase in bond servicing revenue was primarily attributable to the increase in the number of bond accounts serviced by the Company. At March 31, 1999, the Company was serving as trustee and paying agent on 466 bond offerings totaling approximately $409,000,000 in principal amount; at March 31, 1998, the Company was serving as trustee and paying agent on 418 bond offerings totaling approximately $315,000,000 in principal amount.

         Revenue from the Corporate Trust segment's IRA Account servicing activities increased to $448,328 for the fiscal year ended March 31, 1999, compared to $348,660 for the fiscal year ended March 31, 1998, an increase of 29%. Revenue from the Personal Trust segment's IRA Account servicing activities increased to $120,064 for the fiscal year ended March 31, 1999, compared to $95,331 for the fiscal year ended March 31, 1998, an increase of 26%.

         At March 31, 1999, the Corporate Trust segment was servicing 8,143 IRA Accounts with an aggregate value of approximately $136,000,000, and the Personal Trust segment was servicing 198 accounts with an aggregate value of approximately $38,000,000. At March 31, 1998, the Corporate Trust segment was servicing 6,503 IRA Accounts with an aggregate value of approximately $117,000,000, and the Personal Trust segment was servicing 141 IRA Accounts with an aggregate value of approximately $26,000,000.

         The Personal Trust segment's trust revenue increased to $445,569 for the fiscal year ended March 31, 1999, compared to $279,903 for the fiscal year ended March 31, 1998, an increase of 59%. This increase was primarily due to an increase in the number of accounts being serviced by this segment.

         Interest revenue increased to $52,054 for the fiscal year ended March 31, 1999, compared to $39,799 for the fiscal year ended March 31, 1998, an increase of 31%. The increase was primarily attributable to a larger balance held for investment.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,257,385 for the fiscal year ended March 31, 1999, compared to $866,149 for the fiscal year ended March 31, 1998, and increased to 51% of segment revenues for the fiscal year ended March 31, 1999, compared to 45% for the fiscal year ended March 31, 1998. The Personal Trust segment's general and administrative expenses increased in the aggregate to $483,462 for the fiscal year ended March 31, 1999, compared to $327,116 for the fiscal year ended March 31, 1998, but decreased to 85% of segment revenues for the fiscal year ended March 31, 1999, compared to 87% of segment revenues for the fiscal year ended March 31, 1998.

         Liquidity and Capital Resources

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,509,770 on March 31, 2000. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of such net capital must meet the Department's liquidity requirements as of July 19, 1997, July 19, 1998 and July 19, 1999, respectively. At March 31, 2000, $502,556 of the Company's net capital met the Department's liquidity requirements. Net cash provided by operating activities was $128,752 for the year ended March 31, 2000. Net cash used in investing activities was $276,538 for the year ended March 31, 2000, resulting primarily from the purchase of property and equipment and an increase in restricted cash.

         The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

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

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS No. 137), which defers the effective date of SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in Fiscal 2002. SFAS No. 133 is not expected to have a material impact on the Company's result of operations or financial position.

         Risk Factors

         Lack of Liquidity of the Company's Common Stock

         The Company's Common Stock is not listed on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Common Stock. The Company will continue to attempt to match stockholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, based on historical trading volume in the Company's Common Stock, a stockholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he or she need or wish to do so.


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


         Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing
           Revenues

         The Company's future financial performance will depend in part upon the size of the non-profit bond market. The market for bonds issued by non-profit organizations is subject to fluctuation due to a number of factors beyond the control of the Company. Moreover, there can be no assurance that the market for bonds issued by non-profit organizations will continue at or near the levels reached in 2000 or 1999. The Company's ability to continue to increase its market share will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with the broker/dealers who are primarily responsible for the sale of such non-profit bonds. See "Dependence Upon Certain Business Relationships." Revenues from the Company's bond servicing activities accounted for approximately 66% of the Company's total revenues in fiscal 2000.

         Market for Personal Trust Services; Ability to Increase Personal Trust
           Service Revenues

         The Company intends for the foreseeable future to limit the activities of its Personal Trust segment to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 18% of the Company's total revenues in the fiscal year ended March 31, 2000. The Company's ability to continue to increase its revenues from personal trust services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service personal trust accounts. See "Item 1: Business-Personal Trust Segment."

         Dependence Upon Certain Business Relationships

         The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 2000, all bond programs for which the Company was serving as trustee and paying agent had been originated by sixteen broker/dealers, and four of those broker/dealers had originated bonds representing approximately 79% of the aggregate principal amount of all outstanding bonds for which the Company was serving as trustee and paying agent. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide personal trust services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.

         Competition

         The principal business segments in which the Company is involved are highly competitive. The Company currently competes with a number of other trust companies to serve as trustee and paying agent for non-profit bond financings, including Reliance Trust Company, Herring National Bank, American Church Trust Company, and Trust Management, Inc. The Company also competes with large banks and other financial institutions for these services. Other companies that do not currently provide these services may enter this business. The Company also competes with large banks and other financial institutions, including other trust companies, located in the metropolitan Phoenix area for the business of providing personal trust services. Other companies that do not currently provide these services may enter this business.

         Regulation, Licensing and Supervision; Net Capital Requirements

         The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Department of Banking. Under applicable rules and regulations of the Arizona Department of Banking, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2.5 million at March 31, 2000. The foregoing legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $166,666, $333,332 and $500,000 of the Company's net capital must meet the Department's definition of liquidity by July 19, 1997, July 19, 1998 and July 19, 1999, respectively. At March 31, 2000, $502,556 of the Company's net capital met the Department's liquidity requirements. The Company believes that it is currently in substantial compliance with all applicable federal, state and local laws and regulations.

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

         Year 2000

                  As of the date hereof, the Company has not experienced any Year 2000 problems with its systems nor does the Company anticipate any problems. However, there can be no guarantee that future system problems related to Year 2000 will not have a material impact on the Company's operations. The Company's third party vendors with which it has relationships also did not experience any Year 2000 problems which materially impacted the Company's operations. However, there can be no guarantee that future problems with third party vendors' computer systems related to Year 2000 will not have a material impact on the Company's operations.

                  The Company's expenditures required to be Year 2000 compliant (primarily a reallocation of current personnel's time from other projects to the year 2000 remediation plan) wee not material, and the Company has expensed all costs associated with the Year 2000 remediation plan. However, there can be no assurance that the ultimate cost to identify and implement solutions to future problems related to Year 2000 will not be material to the Company.

Item 7.  Financial Statements.

         The Company's audited financial statements, containing balance sheets as of March 31, 2000 and 1999, and related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000, are set forth on the following pages.

                             COLONIAL TRUST COMPANY
                          Index to Financial Statements

                                                                     Page
Independent Auditors' Report ......................................    25

Balance Sheets as of March 31, 2000,
      and 1999 ....................................................    26

Statements of Earnings for the years
      ended March 31, 2000, 1999, and 1998 ........................    27

Statements of Stockholders' Equity for
      the years ended March 31, 2000, 1999,
      and 1998 ....................................................    28

Statements of Cash Flows for the Years
      ended March 31, 2000, 1999, and 1998 ........................    29

Notes to Financial Statements .....................................    30

                          Independent Auditors' Report


The Board of Directors
Colonial Trust Company:


         We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 2000 and 1999, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2000 in conformity with generally accepted accounting principles.



                                   /s/KPMG LLP



Phoenix, Arizona
June 2, 2000

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 2000 and 1999

                                Assets                        2000              1999
                                                           ----------       ---------
Cash and cash equivalents                                  $    9,260         175,256
Receivables                                                   802,122         518,395
Note receivable                                               378,387         419,084
Property and equipment, net                                   843,095         811,696
Excess of cost over fair value acquired, net                  129,081         141,250
Restricted cash                                               502,556         337,551
Other assets                                                  100,421         106,007
                                                           ----------       ---------

                                                           $2,764,922       2,509,239
                                                           ==========       =========

                 Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities                   $  197,132         280,464
Income taxes payable                                           46,301         107,953
Deferred income taxes                                           7,249          20,295
                                                           ----------       ---------

                                                              250,682         408,712
                                                           ----------       ---------

Stockholders' equity:
     Common stock, no par value.  Authorized
     25,000,000 shares; issued and
     outstanding 755,234 and 761,337 shares
     at March 31, 2000 and 1999, respectively                 555,177         555,177

     Additional paid-in capital                               505,347         505,347
     Retained earnings                                      1,453,716       1,040,003
                                                           ----------       ---------

                        Total stockholders' equity          2,514,240       2,100,527

Commitments and contingencies
(notes 4 and 10)

                                                           ----------       ---------
                                                           $2,764,922       2,509,239
                                                           ==========       =========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Earnings

                    Years ended March 31, 2000, 1999 and 1998



                                                        2000            1999            1998
                                                        ----            ----            ----
Revenue:
     Bond servicing revenue                          $2,592,749       2,006,221       1,582,917
     IRA servicing fees - corporate                     556,405         448,328         348,660
     IRA servicing fees - personal                      172,799         120,064          95,331
     Trust revenue                                      521,073         445,569         279,903
     Interest revenue                                    66,027          52,054          39,799
                                                     ----------      ----------      ----------

          Total revenue                               3,909,053       3,072,236       2,346,610

General and administrative expenses                   3,184,786       2,432,984       1,984,485
                                                     ----------      ----------      ----------

        Earnings before income taxes                    724,267         639,252         362,125

     Income taxes                                       292,344         260,294         147,767
                                                     ----------      ----------      ----------

          Net earnings                               $  431,923         378,958         214,358
                                                     ==========      ==========      ==========

Basic earnings per share                             $     0.57            0.49            0.28
                                                     ==========      ==========      ==========

Diluted earnings per share                           $     0.55            0.49            0.27
                                                     ==========      ==========      ==========

Weighted average shares outstanding - basic             758,185         765,768         776,487
                                                     ==========      ==========      ==========

Weighted average shares outstanding - diluted           780,907         779,377         790,125
                                                     ==========      ==========      ==========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 2000, 1999 and 1998


                                              Common stock             Additional                         Total
                                              ------------               paid-in        Retained        stockholders'
                                        Shares           Amount          capital        earnings          equity
                                        ------           ------          -------        --------          ------
Balances at March 31, 1997               777,740       $  554,942         505,347         496,255        1,556,544

Common stock acquired and
retired                                   (4,811)              --              --         (14,433)         (14,433)

Net earnings                                  --               --              --         214,358          214,358
                                      ----------       ----------      ----------      ----------       ----------

Balances at March 31, 1998               772,929          554,942         505,347         696,180        1,756,469

Common stock acquired and
retired                                  (11,686)              --              --         (35,135)         (35,135)

Issuance of common stock
under stock option plan                       94              235              --              --              235

Net earnings                                  --               --              --         378,958          378,958
                                      ----------       ----------      ----------      ----------       ----------

Balances at March 31, 1999               761,337          555,177         505,347       1,040,003        2,100,527

Common stock acquired and
retired                                   (6,103)              --              --         (18,210)         (18,210)

Net earnings                                  --               --              --         431,923          431,923
                                      ----------       ----------      ----------      ----------       ----------

Balances at March 31, 2000               755,234       $  555,177         505,347       1,453,716        2,514,240
                                      ==========       ==========      ==========      ==========       ==========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows

                    Years ended March 31, 2000, 1999 and 1998

                                                                               2000            1999            1998
                                                                             ---------       ---------       ---------
Cash flows from operating activities:
     Net earnings                                                            $ 431,923         378,958         214,358
     Adjustments to reconcile net earnings to net
        cash provided by operating activities:
           Depreciation and amortization                                       133,000          95,315          82,506
           Deferred income taxes                                               (13,046)          8,465          (7,599)
           Increase (decrease) in cash resulting from changes in:

                 Receivables                                                  (283,727)       (127,637)       (240,530)
                 Other assets                                                    5,586            (558)         60,994
                 Accounts payable and accrued liabilities                      (83,332)        148,089          18,765
                 Income taxes payable                                          (61,652)         60,348          21,988
                                                                             ---------       ---------       ---------

                   Net cash provided by operating activities
                                                                               128,752         562,980         150,482
                                                                             ---------       ---------       ---------

Cash flows from investing activities:
     Payment received on note receivable                                       260,000              --              --
     Additions to note receivable                                             (219,303)        (29,595)        (28,432)
     Purchase of property and equipment                                       (152,230)       (182,359)        (43,362)
     Increase in restricted cash                                              (165,005)       (169,345)       (168,206)
                                                                             ---------       ---------       ---------

                   Net cash used in investing activities
                                                                              (276,538)       (381,299)       (240,000)
                                                                             ---------       ---------       ---------

Cash flows from financing activity:
     Purchase and retirement of common stock                                   (18,210)        (35,135)        (14,433)
     Proceeds from issuance of common stock under stock
     option plan                                                                    --             235              --
                                                                             ---------       ---------       ---------

                   Net cash used in financing activities
                                                                               (18,210)        (34,900)        (14,433)
                                                                             ---------       ---------       ---------

                   Increase(decrease)in cash and cash equivalents
                                                                              (165,996)        146,781        (103,951)

Cash and cash equivalents at beginning of year                                 175,256          28,475         132,426
                                                                             ---------       ---------       ---------

Cash and cash equivalents at end of year                                     $   9,260         175,256          28,475
                                                                             =========       =========       =========
Supplemental disclosures:
     Income taxes paid                                                       $ 367,041         191,481         133,378
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

     Colonial serves as trustee under various bond indentures for issuers of bonds in 39 states. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 2000, Colonial was serving as trustee for the benefit of the bondholders on 448 bond offerings totaling approximately $435,000,000 in original principal amount. The amount of sold and unmatured bonds total approximately $340,000,000 at March 31, 2000. Colonial also serves as a trustee of 9,228 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $151,000,000 at March 31, 2000.

     Colonial also serves as trustee or agent, provides investment management, administration, and custodial services through its personal trust segment. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 338 accounts with a fair market value totaling approximately $87,000,000 at March 31, 2000. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 205 accounts as custodian with a fair market value of approximately $45,000,000 at March 31, 2000.

     (b) Basis of Presentation

     On September 24, 1998, the Company's shareholders approved a one-for-ten reverse common stock split. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse common stock split.

     (c) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to mates and assumptions that affect the reported amount of

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The profitability of Colonial is dependent upon the ability of investment broker-dealers to originate bond programs for which Colonial serves as trustee. At March 31, 2000, approximately 79% of the total bond issues processed were originated by 4 broker-dealers. For the year ended March 31, 2000, 2 broker-dealers had originated 64% of the aggregate principal amount of all new bond issues. At March 31, 1999, approximately 78% of the total bond issues processed were originated by 4 broker-dealers.

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

      At March 31, 2000, 22% of Colonial's trust account assets were held in trust for members of one family. The combined trust accounts approximated 14% of Colonial's trust income revenues. At March 31, 1999, 17% of Colonial's trust assets were held in trust for members of one family. The combined trust accounts approximated 16% of Colonial's trust income revenues.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued

      (e)   Cash Equivalents and Concentration of Credit Risk

      Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2000 and 1999 consist primarily of money market accounts which invest primarily in short-term government securities.

      Colonial places its cash in insured financial institutions and United States government securities with original maturities of three months or less. At March 31, 2000 and 1999, Colonial had no deposits at financial institutions in excess of the FDIC insurance limit of $100,000.

      (f)   Note Receivable

      Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impaired notes receivable during fiscal 2000, 1999 and 1998.

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

      (h)   Excess of Cost Over Fair Value Acquired (Goodwill)

      Goodwill is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $53,749 and $41,580 at March 31, 2000 and 1999, respectively.

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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued


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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued


1% less than the prime interest rate and is unsecured. Amounts advanced to Church Loans may be repaid and reborrowed.

(3)   Property and Equipment

      Property and equipment consists of the following:

                                             2000          1999
                                         -------------  ------------

    Land                              $      157,241        157,241
    Building                                 449,912        434,699
    Furniture                                179,729        142,573
    Equipment                                525,777        425,916
                                         -------------  ------------

                                           1,312,659      1,160,429
    Less accumulated depreciation            469,564        348,733
                                         -------------  ------------

                                      $      843,095        811,696
                                         =============  ============


(4)   Lease Commitments


     During fiscal 1998, Colonial leased office space and certain equipment under various non-cancelable operating lease arrangements. As of March 31, 1998, Colonial no longer leased office space. Rent expense totaled $14,181 for 1998.

(5)   Income Taxes

     Income taxes amounted to $292,344, $260,294 and $147,767 for 2000, 1999 and
1998, respectively. The actual income taxes differ from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:


                                      2000           1999            1998
                                  -------------  -------------   -------------

Computed "expected" income
   taxes                       $      246,250        217,346         123,123
State taxes (net of federal
   income tax benefit)                 39,297         36,006          20,055
Other items, net                        6,797          6,942           4,589
                                  -------------  -------------   -------------

                               $      292,344        260,294         147,767
                                  =============  =============   =============

Effective income tax rate                40.4%          40.7%           40.8%
                                  =============  =============   =============


                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued


     Components of income taxes consist of:

                                 Current          Deferred           Total
                              --------------    -------------     -------------
2000:
   Federal                  $     243,193           (10,389)          232,804
   State                           62,197            (2,657)           59,540
                              --------------    -------------     -------------

                            $     305,390           (13,046)          292,344
                              ==============    =============     =============
1999:
   Federal                  $     199,234             6,506           205,740
   State                           52,595             1,959            54,554
                              --------------    -------------     -------------

                            $     251,829             8,465           260,294
                              ==============    =============     =============
1998:
   Federal                  $     123,085            (5,705)          117,380
   State                           32,281            (1,894)           30,387
                              --------------    -------------     -------------

                            $     155,366            (7,599)          147,767
                              ==============    =============     =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 2000 and 1999 are presented below:

                                                           2000        1999
                                                          --------   ---------
 Deferred tax liability--property and
 equipment, principally due to differences in
 depreciation                                             $7,249      20,295
                                                          ========    ========


(6)   Stock Option Plans

     Colonial's stockholders approved Colonial's Incentive Stock Option Plan for employees of the Company (the ISOP) and Colonial's Non-Employee Directors Stock Option Plan (the Directors Plan) on April 25, 1996.

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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued



shares have been reserved for issuance under the Directors Plan.

      At March 31, 2000, there were 100,769 shares available for grant under the ISOP Plan and 17,000 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.05, $.97 and $.97, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of 6 years for 2000, 1999 and 1998.

      Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amount indicated below for the years ended March 31, 2000, 1999 and 1998:

                                     2000             1999             1998
                                 -------------    -------------    -------------
Net earnings:
   As reported                 $     431,923    $     378,958    $     214,358
                                 =============    =============    =============
   Pro forma                   $     420,728    $     368,255    $     205,918
                                 =============    =============    =============

Earnings per share:
   As reported - basic         $          .57   $          .49   $         .28
                                 =============    =============    =============
   As reported - diluted       $          .55   $          .49   $         .27
                                 =============    =============    =============

   Pro forma - basic           $          .55   $          .48   $         .27
                                 =============    =============    =============
   Pro forma - diluted         $          .54   $          .47   $         .26
                                 =============    =============    =============


      The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of six years.

A summary of the aforementioned stock option plans follows:

                                                  Year ended                   Year ended                  Year ended
                                                 March 31, 2000               March 31, 2000              March 31, 2000
                                             -----------------------     ------------------------    ------------------------
                                                            Weighted                  Weighted                     Weighted
                                             Number         average      Number        average         Number        average
                                             of             exercise       of          exercise         of         exercise
                                             shares         price        shares          price        shares         price
                                             --------       --------    --------       ---------      --------      --------

Balance at the
   beginning of the year                       130,483        $2.69      122,577          $2.67        81,829         $2.50

Granted                                          8,000         3.25        8,000           3.00        40,748          3.00
Forfeited                                       (6,252)        2.90          --             --             --            --

Exercised                                         --             --          (94)          2.50            --            --
                                               -------          ----     -------           ----        -------          ----

Balance at the end of
   the year                                    132,231         $2.71     130,483        $2.69        122,577         $2.67
                                               =======          =====    =======          =====       =======          ====

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued




Exercisable at the
   end of the year                             127,231         $2.71       106,483         $2.69       80,577          $2.65
                                              ========          =====     ========         =====      ========         =====


(7)   Fair Value of Financial Instruments

      The following summary presents a description of the methodologies and assumptions used to determine the fair value of the Company's financial instruments.

     (a) Cash and Cash Equivalents

      The carrying amount is assumed to be the fair value because of the short-term nature and liquidity of these instruments.

     (b) Receivables and Notes Receivable

      Fair value is considered to be equal to the carrying value of the accounts and notes receivables, as they are generally short-term in nature and the related amounts approximate fair value or are receivable on demand.

     (c) Limitations

      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 2000 and 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(8)   Net Earnings Per Share

      A summary of the Company's basic and diluted earnings per share are as follows:


                                                      Years ended March 31
                                           ------------------------------------------
                                              2000           1999            1998
                                           ------------   ------------    -----------

   Net earnings                          $     431,923   $    378,958    $    214,358
                                           ============   ============    ===========
   Basic EPS - weighted average shares
    outstanding                                758,185        765,768         776,487
                                           ============   ============    ===========
   Basic earnings per share              $          .57  $         .49   $        .28
                                           ============   ============    ===========
   Basic EPS - weighted average shares
    outstanding                                758,185        765,768         776,487
   Effect of dilutive securities -
    stock options                               22,721         13,609          13,638
                                           ------------   ------------    -----------
   Dilutive EPS - weighted average
    shares outstanding                         780,967        779,377         790,125
                                           ============   ============    ===========
   Diluted earnings per share            $          .55  $         .49   $        .27
                                           ============   ============    ===========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued

(9)   Business Segments

      Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended March 31, 2000, 1999 and 1998, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

      In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category. Identifiable assets by business segment are those assets used in each segment of Company operations.


                                    Corporate   Personal  Corporate
                                      Trust      Trust    & Other     Total
                                    ----------  --------  ---------  ---------

March 31, 2000:
Service fee revenue              $  3,149,154   693,872      --      3,843,026
Interest revenue                        --         --       66,027     66,027
                                    ----------  --------  ---------  ---------
                                    3,149,154   693,872     66,027   3,909,053

Operating expenses:
  General and administrative        1,531,112   621,859    898,815   3,051,786
  Depreciation and amortization        52,388     7,426     73,186    133,000
                                    ----------  --------  ---------  ---------

                                    1,583,500   629,285    972,001   3,184,786
                                    ----------  --------  ---------  ---------

Earnings (loss) before taxes     $  1,565,654    64,587   (905,974)   724,267
                                    ==========  ========  =========  =========
Identifiable assets              $    783,024   244,919   1,736,979  2,764,922
                                    ==========  ========  =========  =========
Capital expenditures             $     56,870    11,121     84,239    152,230
                                    ==========  ========  =========  =========

March 31, 1999:
Service fee revenue              $  2,454,549   565,633      --      3,020,182
Interest revenue                        --         --       52,054     52,054
                                    ----------  --------  ---------  ---------
                                    2,454,549   565,633     52,054   3,072,236

Operating expenses:
  General and administrative        1,213,498   475,427    648,744   2,337,669
  Depreciation and amortization        43,887     8,035     43,393     95,315
                                    ----------  --------  ---------  ---------

                                    1,257,385   483,462    692,137   2,432,984
                                    ----------  --------  ---------  ---------

Earnings (loss) before taxes     $  1,197,164    82,171   (640,083)   639,252
                                    ==========  ========  =========  =========
Identifiable assets              $    484,388   190,518   1,834,333  2,509,239
                                    ==========  ========  =========  =========
Capital expenditures             $    104,646     5,805     71,908    182,359
                                    ==========  ========  =========  =========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                                    Continued

March 31, 1998:
Service fee revenue              $  1,931,577   375,234      --      2,306,811
Interest revenue                        -          --      39,799      39,799
                                    ----------  --------  ---------  ---------

                                    1,931,577   375,234    39,799    2,346,610
                                    ----------  --------  ---------  ---------

Operating expenses:
  General and administrative          840,242   319,892    741,845   1,901,979
  Depreciation and amortization        25,907     7,224     49,375     82,506
                                    ----------  --------  ---------  ---------

                                      866,149   327,116    791,220   1,984,485
                                    ----------  --------  ---------  ---------

Earnings before taxes            $  1,065,428    48,118   (751,421)   362,125
                                    ==========  ========  =========  =========

Identifiable assets              $    297,037   155,701   1,495,541  1,948,279
                                    ==========  ========  =========  =========

Capital expenditures             $     30,142     8,864   4,356       43,362
                                    ==========  ========  =========  =========


(10)  Commitments and Contingencies

      Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of March 31, 2000. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $502,556 at March 31, 2000. These assets are classified as restricted cash in the accompanying balance sheets as of March 31, 2000.

      Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company.

Item 7.a    Qualitative Risk

      The Company does not have significant market risk due to the fact that it does not have any long-term debt and does not invest in derivatives.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The following table contains information regarding the directors and executive officers of the Company at March 31, 2000:

    Name                        Position                      Age
    ----                        --------                      ---
    Lynn R. Camp                Chairman of the Board          63
                                and Director

    Michael W. Borger           Director                       45

    Gerald G. Morgan            Director                       44

    John K. Johnson             President and Chief            42
                                Executive Officer and
                                Director

    Cecil E. Glovier            Sr. Vice President             48
                                Secretary

    Marvin D. Hoeflinger        Vice President                 57

    Christopher J. Olson        Vice President/Treasurer       34
                                Chief Financial Officer

    Bruce L. Mitchell           Vice President                 53

      All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Both Messrs. Camp and Borger were members of the Board of Directors of Church Loans prior to becoming directors of the Company.

     Lynn R. Camp has served as a director of the Company since June 1990 and as Chairman of the Board since October 1990. From 1991 until it was sold in June 1999, he served as President, Chief Executive Officer and a director of Turnkey Computer Systems, Inc. ("Turnkey Computer"). Mr. Camp has served in these capacities for in excess of five years. Turnkey Computer sells computer equipment and software and furnishes computer maintenance and repair services in Amarillo, Texas. Mr. Camp currently serves as a director of and a consultant to Turnkey Computer.

     Michael W. Borger has served as a director of the Company since June 1990. He previously served as Vice President of the Company from August 1991 until November 1995. From June 1990 to August 1991 he served as President of the Company. Mr. Borger is President, Chief Executive Officer and a director of Turnkey Leasing Corp. ("Turnkey Leasing"). Mr. Borger has served in these capacities for in excess of five years. Turnkey Leasing, located in Amarillo, Texas, leases computers, general office equipment and construction equipment to business users. Turnkey Leasing is also engaged in the business of making business loans.

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

      Christopher J. Olson has served as Vice President/Treasurer of the Company since November 1995, and as Chief Financial Officer since April 1998. Prior to his employment with the Company, he served as President of Camelback Trust Company in Scottsdale, Arizona, from January 1993 to November 1995.

     Bruce L. Mitchell has served as Vice President of the Company since January 2000. Prior to his employment with the Company, he served as Vice President of M&I Bank in Phoenix, Arizona from December 1998 to December 1999. Mr. Mitchell was also Vice President of Wright Investor Services from April 1993 to September 1998.

     Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2000.


Item 10.    Executive Compensation

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to Messrs. John K. Johnson, the Company's Chief Executive Officer, Cecil E. Glovier, the Company's Senior Vice President and Marvin Hoeflinger, a Company Vice President, respectively (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                 Long-Term
                                Annual Compensation            Compensation
                            -----------------------------     ------------------

                                                                Securities
Name & Principal Position   Fiscal                              Underlying
                             Year     Salary     Bonus        Option/SARS (#)
--------------------------  --------  --------   --------     ------------------

John K. Johnson              2000     $95,774     $37,687 (a)         0
  CEO-President              1999     $85,833     $33,388 (a)         0
                             1998     $80,000     $19,444             0 (a)

Cecil E. Glovier             2000     $80,369     $37,687 (b)         0
  Sr. Vice President         1999     $74,100     $33,388 (b)         0
                             1998     $69,667     $19,444         15,000(b)(d)

Marvin Hoeflinger            2000     $65,761     $66,180 (c)      3,500(c)(d)
  Vice President             1999     $65,000     $79,308 (c)      3,500(c)(d)
                             1998     $65,000     $13,602          3,500


(a) On July 1, 1996, Mr. Johnson was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Bonus amount excludes $3,873 and $2,870 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 2000 and 1999, respectively.

(b) On October 1, 1996, Mr. Glovier was granted an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 10,000 such shares vested immediately upon grant. On August 11, 1997, Mr. Glovier was granted an option to purchase 15,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase shares vests in three increments of 5,000 each on August 11, 1998, 1999 and 2000. Bonus amount excludes $4,086 and $2,638 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 2000 and 1999, respectively.

(c) On January 1, 1998, 1999 and 2000, Mr. Hoeflinger was granted options to purchase 3,500 shares of Common Stock of the Company at exercise prices equal to $2.50, $3.00 and $3.25 per share, respectively. The options to purchase the shares vested immediately. Bonus amount excludes $1,896 and $2,387 contributed by the Company to the 401(k) account for Mr. Hoeflinger for the fiscal years ended March 31, 2000 and 1999, respectively.

(d) All share amounts and per share exercise prices have been adjusted to reflect the 1-for-10 reverse stock split which occurred in fiscal 1999.

      The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive
Officers:


                OPTION/SAR GRANTS IN LAST FISCAL YEAR
                         (Individual Grants)


                              Number of       Percent of
                             Securities     Total Options    Exercise
                             Underlying       Granted to     or Base
Name & Principal Position      Options       Employees in    Price
                               Granted       Fiscal Year       ($/sh)     Date
--------------------------  --------------  --------------  ----------  --------

John K. Johnson                  0                0             N/A        N/A
  CEO-President

Cecil E. Glovier                 0                0             N/A        N/A
  Sr. Vice President

Marvin Hoeflinger              3,500             100           $3.25     1/1/00
  Vice President

      The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officers, and (b) the value of unexercised stock options held by the Named Executive Officers at March 31, 2000:

         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR END OPTION/SAR VALUES


                                              Securities           Unexercised
                     Shares                   Underlying          In-the-Money
                     Acquired                 Unexercised          Options at
                     on          Value       Options at FY-End      FY-End ($)
Name & Principal     Exercise    Realized     (#)Exercisable/      Exercisable/
Position                (#)        ($)        Unexercisable       Unexercisable
------------------  ----------  ---------     ---------------    ---------------

John K. Johnson          0         $0          30,000/0          $22,500/$0
CEO-President

Cecil E. Glovier         0         $0        20,000/5,000        $15,000/$3,750
Sr. Vice President

Marvin Hoeflinger        0         $0          14,000/0          $4,375/$0
Vice President

      Employment Agreements

      The Company has entered into employment agreements with Mr. Johnson, the Company's President, Mr. Glovier, the Company's Senior Vice President, and Mr. Hoeflinger, the Company's Vice President of Marketing.

      Mr. Johnson's agreement had a three-year term that originally ran through June 30, 1999. Under the agreement, Mr. Johnson's base salary was $80,000 per year. The agreement was amended as of August 27, 1998 to increase the base salary to $90,000 per year and has been extended through June 30, 2001. The agreement was amended as of August 1, 1999 to increase the base salary to $94,500 per year. The agreement will automatically be extended for an additional one-year term commencing July 1, 2001, unless either the Company or Mr. Johnson notifies the other at least sixty (60) days prior to the end of the current term of the intention not to renew the agreement. Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1998. Upon mutual agreement between Mr. Johnson and the Company for the year ended March 31, 2000, the annual bonus was reduced to an amount equal to seven and one-half percent of the total after-tax net income and was $37,687 or $5,597 less than what would have been paid under the original bonus agreement. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. The agreement also provided for 30,000 incentive stock options with an exercise price of $2.50 per share, a total of 15,000 of which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

      Under the agreement with Mr. Glovier, entered into in August 1997, Mr. Glovier is paid a base salary of $72,000. The agreement was amended as of August 11, 1998 to increase the base salary to $75,600 per year. The agreement was amended as of August 18, 1999 to increase the base salary to $80,892 per year. Mr. Glovier is also entitled to an annual bonus in each fiscal year that the Company generates after-tax net earnings (after payment of income taxes) calculated according to the following formula: (a) for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; (b)for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income; (c) for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; and (d) for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income. Such bonus, if any, shall be paid within 90 days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2000, Mr. Glovier received a bonus of $37,687 under his employment agreement. The agreement also provided for 15,000 in incentive stock options with an exercise price of $2.50 per share, which vest in three equal installments of 5,000 each on August 11, 1998, 1999 and 2000, respectively. Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. The agreement also contains confidentiality and non-compete covenants.

      Mr. Hoeflinger's agreement, entered into in February 1996, calls for a base salary of $65,000 per year, plus potential bonuses payable annually in the event stated performance goals are met. Mr. Hoeflinger also received an option to purchase 3,500 shares of the Company's Common Stock on January 1, 1997 and an option to purchase a like number of shares on January 1, 1998; the exercise price of the option granted on January 1, 1997 was $2.50 per share, and the exercise price of the option granted on January 1, 1998 was $3.00 per share. Mr. Hoeflinger also received an option to purchase an additional 3,500 shares of the Company's Common Stock on each of January 1, 1999 and January 1, 2000, and is entitled to receive an option to purchase an additional 3,500 shares on each successive January 1 thereafter during the term of the agreement. The exercise price on January 1, 1999 and January 1, 2000 were $3.00 and $3.25 per share, respectively. The exercise price for any options granted in the future will be the fair market value of the Company's Common Stock on the date such options are granted. Mr. Hoeflinger is also entitled to health and other insurance benefits, reimbursement of reasonable business expenses, and other benefits on the same basis as the Company's other executive officers. The agreement with Mr. Hoeflinger runs through December 31, 2000, unless terminated earlier by the Company for "cause" or for Mr. Hoeflinger's failure to meet certain objective performance goals contained in the agreement.

      Directors' Compensation

      The Company's non-employee directors were paid $15,600 in cash as a group during the fiscal year ended March 31, 2000 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31, 2000 was $3.25 per share.

Directors who are also officers of the Company are not compensated for their services as directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of June 1, 2000, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock:

Name and Address                          Amount and Nature            Percent
of Beneficial Owner                       of Beneficial Owner(1)      of Class
-------------------                       ----------------------      --------
Lynn R. Camp                               32,687 shares                3.7%
3517 Tripp
Amarillo, Texas 79121

Michael W. Borger                          23,197 shares                2.7%
1602 S. Travis
Amarillo, Texas 79102

Gerald G. Morgan, Jr.                      17,762 shares                2.0%
4705 Olsen
Amarillo, Texas 79106

John K. Johnson(2)                         41,491 shares                4.8%
3414 E. Clark Road
Phoenix, Arizona 85024

 William and Sue Johnson(3)                45,586 shares                5.2%
 14001 Interstate 27
 Amarillo, Texas 79119

 Cecil E. Glovier                          28,074 shares                3.2%
 16925 Roadrunner Road
 Mayer, Arizona 86333

 Marvin D. Hoeflinger                      21,514 shares                2.5%
 545 Matterhorn Way
 Alpharetta, Georgia 30022

Directors and Executive
 Officers as a Group
 (8 persons)                               173,501 shares              19.9%

      (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 30, 2000 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purpose of calculating the percentage owned by each other shareholder listed. Except as otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding. Except as described above and as otherwise noted, all figures are based upon a total of 741,217 shares of Common Stock issued and outstanding.

      (2) The total for Mr. Johnson includes 30,000 shares of Common Stock subject to immediately exercisable options which have an exercise price of $2.50 per share.

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

   *****    Filed herewith.

            (b)   Reports on Form 8-K

                  None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COLONIAL TRUST COMPANY


                                          BY:/s/ Christopher J. Olson
                                             --------------------------------
                                              Christopher J. Olson
                                              Chief Financial Officer

Date:  June 28, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                  Date


/s/ Lynn R. Camp              Chairman of the Board       June 28, 2000
---------------------------
Lynn R. Camp


/s/ Michael W. Borger         Director                    June 28, 2000
---------------------------
Michael W. Borger

/s/ Gerald G. Morgan          Director                    June 28, 2000
---------------------------
Gerald G. Morgan


/s/ John K. Johnson           President and               June 28, 2000
---------------------------   Director
John K. Johnson               (Principal Executive
                              Officer)

Exhibit Index


Exhibit Number                        Description
--------------                        -----------



    10  (f)                           Employment Agreement with John K. Johnson
    10  (g)                           Employment Agreement with Cecil Glovier

    27                                Financial Data Schedule