Form 10QSB
period 2000-06-30
COLONIAL TRUST CO /AZ
filed 2000-08-11
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

               Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 716,999

Transitional Small Business Disclosure Format (check one):

              Yes _________             No ___X______

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                  Page
Part I. Financial Information:

         Item 1: Financial Statements                             3

                 Condensed Balance Sheets                         3

                 Condensed Statements of Earnings                 4

                 Condensed Statements of Cash Flows               5

                 Notes to Condensed Financial Statements          6

         Item 2: Management's Discussion and Analysis or
                 Plan of Operation                                8

Part II. Other Information

         Item 1: Legal Proceedings                               10

         Item 2: Changes in Securities                           10

         Item 3: Default Upon Senior Securities                  10

         Item 4: Other Information                               11

         Item 5: Exhibits and Reports on Form 8-K                11

SIGNATURES                                                       11

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                             Condensed Balance Sheets
                                                                                       (Unaudited)
         ASSETS                                                                       June 30, 2000      March 31, 2000
                                                                                      -------------      --------------

Cash and cash equivalents                                                             $  191,507         $    9,260
Receivables                                                                              838,422            802,122
Note receivable                                                                          207,939            378,387
Property, furniture and equipment, net                                                   811,956            843,095
Excess of cost over fair value acquired, net                                             126,038            129,081
Other assets                                                                              90,761            100,421
Restricted cash                                                                          510,201            502,556
                                                                                      ----------         ----------
                                                                                      $2,776,824         $2,764,922
                                                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                              $  158,776         $  197,132
Income tax payable                                                                        63,629             46,301
Deferred income taxes                                                                      7,249              7,249
                                                                                      ----------         ----------
         Total Liabilities                                                               229,654            250,682

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 717,558 issued and
     outstanding at June 30, 2000 and 755,234
     issued and outstanding at March 31, 2000                                            555,177            555,177
Additional paid-in capital                                                               505,347            505,347
Retained earnings                                                                      1,486,646          1,453,716
                                                                                      ----------         ----------
         Total Stockholders' Equity                                                    2,547,170          2,514,240

                                                                                      $2,776,824         $2,764,922
                                                                                      ==========         ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Earnings (Unaudited)

                                                           Three-month periods
                                                              Ended June 30,
                                                         -----------------------
Revenues:                                                2000               1999
                                                         ----               ----

Bond servicing income                                $  716,997           $544,988
IRA servicing fees-corporate                            186,459            172,008
IRA servicing fees-personal trust                        45,345             50,924
Trust fee income                                        182,127            111,970
Interest income                                          17,222             16,898
                                                     ----------         ----------

Total revenue                                         1,148,150            896,788


General and administrative expenses                     862,841            698,815
                                                     ----------         ----------
Earnings before income taxes                            285,309            197,973

Income taxes                                            122,327             80,971
                                                     ----------         ----------

Net earnings                                         $  162,982         $  117,002
                                                     ==========         ==========

Basic net earnings per common share                  $      .22         $      .15
                                                     ==========         ==========

Diluted net earnings per common share                $      .22         $      .15
                                                     ==========         ==========

Weighted average shares outstanding  - basic            735,697            760,287
                                                     ==========         ==========

Weighted average shares outstanding-diluted             757,640            782,897
                                                     ==========         ==========



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                    Three-month periods
                                                                                      Ended June 30,
                                                                                      --------------

                                                                                  2000               1999
                                                                                  ----               ----
Cash flows from operating activities:

Net earnings                                                                    $ 162,982          $ 117,002

Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
Depreciation and amortization                                                      36,984             29,158
Increase in receivables                                                           (36,300)           (11,473)
(Increase) decrease in other assets                                                 9,660             (8,231)
Decrease in accounts payable and accrued liabilities                              (38,356)          (145,424)
Increase (decrease) in income tax payable                                          17,328            (64,029)
                                                                                ---------          ---------
Net cash provided by (used in) operating activities                               152,298            (82,997)

Cash flows from investing activities:

Purchase of property, furniture and equipment                                      (2,802)           (51,850)
Additions to note receivable                                                       (4,552)            (7,116)
Payments received on note receivable                                              175,000            100,000
Increase in restricted cash                                                        (7,645)            (3,893)
                                                                                ---------          ---------
Net cash provided by investing activities                                         160,001             37,141

Cash flows from financing activities:

Purchase and retirement of common stock                                          (130,052)            (6,516)
                                                                                ---------          ---------
Net cash used in financing activities                                            (130,052)            (6,516)

Increase (decrease) in cash and cash equivalents                                  182,247            (52,372)
Cash and cash equivalents at beginning of period                                    9,260            175,256
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $ 191,507          $ 122,884
                                                                                =========          =========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.       Significant Accounting Policies

         In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

         (c)      Computation of Basic and Diluted Net Earning Per Common Share

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

3.       Earnings Per Share

         A reconciliation from basic earnings per share to diluted earnings per share for the periods ended June 30, 2000, and June 30, 1999 follows:

                                                           Three-month period
                                                              Ended June 30,
                                                             --------------

                                                          2000             1999
                                                          ----             ----

Net earnings                                            $162,982         $117,002
                                                        --------         --------
Basic EPS
-weighted average shares outstanding                     735,697          760,287
                                                        --------         --------
Basic EPS                                               $    .22         $    .15
                                                        --------         --------
Basic EPS
-weighted average shares outstanding                     735,697          760,287

Effect of dilutive securities:
Stock options                                             21,943           22,610
                                                        --------         --------
Diluted EPS-weighted average shares outstanding          757,640          782,897
                                                        --------         --------
Diluted EPS                                             $    .22         $    .15
                                                        --------         --------

4.       Business Segments

         Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 2000 and June 30, 1999. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

         In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.


Three-month periods:               Corporate         Personal            Other          Total
                                     Trust            Trust
        June 30, 2000
Bond Servicing Income            $  716,997                 --                 --         $  716,997
IRA Servicing Fees                  186,459         $   45,345                 --            231,804
Trust Fee Income                         --            182,127                 --            182,127
Interest Income                          --                 --         $   17,222             17,222
                                 ----------         ----------         ----------         ----------
                                 $  903,456         $  227,472         $   17,222         $1,148,150
                                 ----------         ----------         ----------         ----------

General & Administrative
Expenses                         $  389,550         $  174,411         $  298,880         $  862,841
                                 ----------         ----------         ----------         ----------


         June 30, 1999
Bond Servicing Income            $  544,988                 --                 --         $  544,988
IRA Servicing Fees                  172,008         $   50,924                 --            222,932
Trust Fee Income                         --            111,970                 --            111,970
Interest Income                          --                 --         $   16,898             16,898
                                 ----------         ----------         ----------         ----------
                                 $  716,996         $  162,894         $   16,898         $  896,788
                                 ----------         ----------         ----------         ----------
General & Administrative
Expenses                         $  339,504         $  145,449         $  213,862         $  698,815
                                 ----------         ----------         ----------         ----------



         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations-Three-Month Periods Ended June 30, 2000 and June 30, 1999

         The Company had net earnings of $162,982, or $.22 diluted earnings per share, for the period ended June 30, 2000, compared to net earnings of $117,002, or $.15 diluted earnings per share, for the period ended June 30, 1999, an increase in net earnings of 39%. The Company had total revenue of $1,148,150 for the period ended June 30, 2000, compared to total revenue of $896,788 for the period ended June 30, 1999, an increase of 28%.

         The Corporate Trust segment's income increased to $903,456 for the period ended June 30, 2000 compared to $716,996 for the period ended June 30, 1999, an increase of 26%. The Personal Trust segment's income increased to $227,472 for the period ended June 30, 2000, compared to $162,894 for the period ended June 30, 1999, an increase of 40%.

         The Corporate Trust segment's bond servicing income increased to $716,997 for the period ended June 30, 2000, compared to $544,988 for the period ended June 30, 1999, an increase of 32%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company. At June 30, 2000, the Company was serving as trustee and paying agent on 458 bond offerings totaling approximately $458,000,000 in original principal amount; at June 30, 1999, the Company was serving as trustee and paying agent on 451 bond offerings totaling approximately $404,000,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA Account servicing activities increased to $186,459 for the period ended June 30, 2000, compared to $172,008 for the period ended June 30, 1999, an increase of 8%. This increase was due to an increase in the number of IRA accounts serviced by the Company and a change in the fee schedules used for charging IRA servicing fees. Revenue from the Personal Trust segment's IRA Account servicing activities decreased to $45,345 for the period ended June 30, 2000, compared to $50,924 for the period ended June 30, 1999, a decrease of 11%. The decrease in IRA revenue was primarily due to timing differences involved in the collection of IRA servicing fees. At June 30, 2000, the Corporate Trust segment was servicing 9,413 IRA Accounts with an aggregate value of approximately $157,000,000, and the Personal Trust segment was servicing 226 IRA accounts with an aggregate value of approximately $45,038,000. At June 30, 1999, the Corporate Trust segment was servicing 8,231 IRA Accounts with an aggregate value of approximately $128,000,000, and the Personal Trust segment was servicing 217 accounts with an aggregate value of approximately $40,000,000.

         The Personal Trust segment's trust income increased to $182,127 for the period ended June 30, 2000, compared to $111,970 for the period ended June 30, 1999, an increase of 63%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At June 30, 2000, the Personal Trust segment was serving as trustee or agent for 341 trust, investment, or other accounts with an aggregate value of approximately $80,000,000. At June 30, 1999, the Personal Trust segment was serving as Trustee or agent for 261 trust, investment accounts, or other accounts with a fair market value of approximately $65,000,000.

         Interest income increased to $17,222 for the period ended June 30, 2000, compared to $16,898 for the period ended June 30, 1999, an increase of 2%. The increase was primarily attributable to an increase in interest rates. Funds were removed from the master trust note in order to repurchase stock from existing shareholders and to provide cash for the Company's operations.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $389,550 for the period ended June 30, 2000, compared to $339,504 for the period ended June 30, 1999, but decreased to 43% of segment revenues for the period ended June 30, 2000, compared to 47% of segment revenues for the period ended June 30, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate to $174,411 for the period ending June 30, 2000, compared to $145,449 for the period ended June 30, 1999, but decreased to 77% of segment revenues for the period ended June 30, 2000, compared to 89% of segment revenues for the period ended June 30, 1999. The increases in the Corporate Trust and Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business. The decreases in general and administrative expenses as a percentage of segment revenues for both the Corporate Trust and Personal Trust segments was due to the Company's ability to spread its general and administrative expenses over an expanded revenue base.

         The Company's effective income tax rate was 42.9% for the three-month period ended June 30, 2000, and 40.9% for the three-month period ended June 30, 1999.

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

         Liquidity and Capital Resources

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least

         $500,000; the Company's net capital was $2,547,170 on June 30, 2000. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements by July 19, 1999. At June 30, 2000, $510,201 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

         The Company's cash and cash equivalents increased from $9,260 on March 31, 2000, to $191,507 on June 30, 2000, while the note receivable decreased from $378,387 on March 31, 2000, to $207,939 on June 30, 2000. The increase in the cash and cash equivalents was primarily due to results of operations for the quarter and from the partial redemption of the note receivable. The Company's net property and equipment decreased from $843,095 on March 31, 2000, to $811,956 on June 30, 2000. The decrease was primarily due to an increase in depreciation on existing furniture, equipment and computer software. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.

         Market Risk

         In the opinion of management, our market risk factors have not changed materially from March 31, 2000.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

         This Form 10-QSB contains one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby.

         These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management; the success of the Company in its business development efforts; the Company's success with the investment advisory agreements with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP
         (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 2000 Form 10-KSB on June 28, 2000. Please refer to this document for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.


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

                                                  COLONIAL  TRUST COMPANY

DATE:August 10, 2000                            BY:/s/ John K. Johnson
    --------------------                          -----------------------------
                                                       John K. Johnson
                                                       Its: President

DATE:August 10, 2000                            BY:/s/ Christopher J. Olson
     ---------------                              -----------------------------
                                                       Christopher J. Olson
                                                       Its: Chief Financial
                                                       Officer