Form 10QSB
period 2000-09-30
COLONIAL TRUST CO /AZ
filed 2000-11-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                     Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 721,872

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

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                       Condensed Balance Sheets
                                                                 (Unaudited)
         ASSETS                                               September 30, 2000     March 31, 2000
                                                              ------------------     --------------
Cash and cash equivalents                                        $   80,248          $    9,260
Receivables                                                         700,127             802,122
Note receivable                                                     464,130             378,387
Property, furniture and equipment, net                              807,613             843,095
Excess of cost over fair value acquired, net                        122,996             129,081
Other assets                                                        152,730             100,421
Restricted cash                                                     517,584             502,556
                                                                 ----------          ----------

                                                                 $2,845,428          $2,764,922
                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                         $  231,375          $  197,132
Income tax payable                                                     --                46,301
Deferred income taxes                                                 7,249               7,249
                                                                 ----------          ----------
         Total Liabilities                                          238,624             250,682

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 713,911 issued
     and outstanding, at September 30, 2000 and 755,234
     issued and outstanding at March 31, 2000                       555,177             555,177
Additional paid-in capital                                          505,347             505,347
Retained earnings                                                 1,546,280           1,453,716
                                                                 ----------          ----------
         Total stockholders' equity                               2,606,804           2,514,240
                                                                 ----------          ----------

                                                                 $2,845,428          $2,764,922
                                                                 ==========          ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Earnings (Unaudited)

                                               Three-month periods           Six-month periods
                                               Ended September 30            Ended September 30
                                               ------------------            ------------------
Revenues:                                     2000            1999           2000          1999
                                              ----            ----           ----          ----
Bond servicing income                     $  592,337     $  719,613     $1,309,334     $1,264,601
IRA servicing fees-corporate                 112,683        118,261        299,142        290,269
IRA servicing fees-personal trust             61,071         39,413        149,574         90,337
Trust fee income                             256,082        135,165        395,051        247,135
Interest income                               18,096         10,989         35,318         27,887
                                          ----------     ----------     ----------     ----------
Total revenue                              1,040,269      1,023,441      2,188,419      1,920,229

General and administrative expenses          918,828        769,404      1,781,669      1,468,219
                                          ----------     ----------     ----------     ----------

Earnings before income taxes                 121,441        254,037        406,750        452,010

Income taxes                                  49,802        104,238        172,129        185,209
                                          ----------     ----------     ----------     ----------

Net earnings                              $   71,639     $  149,799     $  234,621     $  266,801
                                          ==========     ==========     ==========     ==========

Basic net earnings per common share       $      .10     $      .20     $      .32     $      .35
                                          ==========     ==========     ==========     ==========

Diluted net earnings per common share     $      .10     $      .19     $      .31     $      .34
                                          ==========     ==========     ==========     ==========

Weighted average shares outstanding
-basic                                       715,520        758,731        725,608        759,509
                                          ==========     ==========     ==========     ==========

Weighted average shares outstanding
-diluted                                     737,464        781,343        747,551        782,120
                                          ==========     ==========     ==========     ==========


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                                                Six-month period
                                                                               Ended September 30,
                                                                               -------------------
                                                                             2000               1999
                                                                             ----               ----
Cash flows from operating activities:
Net earnings                                                             $ 234,621           $ 266,801
Adjustments to reconcile net earnings to
Net cash provided by Operating activities:
Depreciation and amortization                                               75,367              62,381
Decrease (increase) in receivables                                         101,995            (128,019)
Increase in other assets                                                   (52,309)            (18,944)
Increase (decrease) in accounts payable and accrued liabilities             34,243            (101,594)
Decrease in income tax payable                                             (46,301)            (52,531)
                                                                         ---------           ---------
Net cash provided by operating activities                                  347,616              28,094
                                                                         ---------           ---------

Cash flows from investing activities:
Purchase of property, furniture and equipment                              (33,800)            (83,074)
Additions to note receivable                                              (410,743)               --
Payments received on note receivable                                       325,000             249,536
Increase in restricted cash                                                (15,028)           (168,674)
                                                                         ---------           ---------
Net cash used in investing activities                                     (134,571)             (2,212)
                                                                         ---------           ---------

Cash flows from financing activities:
Purchase and retirement of common stock                                   (142,057)             (8,645)
                                                                         ---------           ---------
Net cash used in financing activities                                     (142,057)             (8,645)
                                                                         ---------           ---------

Increase in cash and cash equivalents                                       70,988              17,237
Cash and cash equivalents at beginning of period                             9,260             175,256
                                                                         ---------           ---------
Cash and cash equivalents at end of period                               $  80,248           $ 192,493
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

                  In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets that Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of each account. The second fee structure relates to an annual minimum fee that is set up to cover the maintenance of fiduciary assets which Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.



         (c )     Computation of Basic and Diluted Net Earnings Per Common Share

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

3.       Earnings Per Share

         A reconciliation from basic earnings per share to diluted earnings per share for the three-month and six-month periods ended September 30, 2000, and September 30, 1999 follows:

                                     Three-month periods      Six-month periods
                                     Ended September 30,      Ended September 30,
                                     -------------------      -------------------
                                      2000        1999         2000          1999
                                      ----        ----         ----          ----
Net earnings                       $ 71,639     $149,799     $234,621     $266,801
                                   --------     --------     --------     --------

Basic EPS
-weighted average
shares outstanding                  715,520      758,731      725,608      759,509
                                   ========     ========     ========     ========

Basic EPS                          $    .10     $    .20     $    .32     $    .35
                                   ========     ========     ========     ========

Basic EPS
-weighted average
shares outstanding                  715,520      758,731      725,608      759,509

Effect of dilutive securities:
Stock options                        21,944       22,612       21,943       22,611
                                   --------     --------     --------     --------

Diluted EPS
-weighted average
shares outstanding                  737,464      781,343      747,551      782,120
                                   ========     ========     ========     ========

Diluted EPS                        $    .10     $    .19     $    .31     $    .34
                                   ========     ========     ========     ========


4.       Business Segments

         Operating results and other financial data are presented for the principal business segments of the Company for the three-month and six-month periods ended September 30, 2000 and September 30, 1999.

          The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

         In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

                                  Corporate      Personal
                                    Trust          Trust          Other           Total
                                    -----          -----          -----           -----
Three-month periods:

         September 30, 2000
Bond Servicing Income           $  592,337           --             --       $  592,337
IRA Servicing Fees                 112,683     $   61,071           --          173,754
Trust Fee Income                      --          256,082           --          256,082
Interest Income                       --             --       $   18,096         18,096
                                ----------     ----------     ----------     ----------
                                $  705,020     $  317,153     $   18,096     $1,040,269
                                ----------     ----------     ----------     ----------

General & Administrative
Expenses                        $  351,355     $  215,947     $  351,526     $  918,828
                                ----------     ----------     ----------     ----------


         September 30, 1999
Bond Servicing Income           $  719,613           --             --       $  719,613
IRA Servicing Fees                 118,261     $   39,413           --          157,674
Trust Fee Income                      --          135,165           --          135,165
Interest Income                       --             --       $   10,989         10,989
                                ----------     ----------     ----------     ----------
                                $  837,874     $  174,578     $   10,989     $1,023,441
                                ----------     ----------     ----------     ----------

General & Administrative
Expenses                        $  380,603     $  137,109     $  251,692     $  769,404
                                ----------     ----------     ----------     ----------



Six-month periods:

         September 30, 2000
Bond Servicing Income           $1,309,334           --             --       $1,309,334
IRA Servicing Fees                 299,142     $  149,574           --          448,716
Trust Fee Income                      --          395,051           --          395,051
Interest Income                       --             --       $   35,318         35,318
                                ----------     ----------     ----------     ----------
                                $1,608,476     $  544,625     $   35,318     $2,188,419
                                ----------     ----------     ----------     ----------

General & Administrative
Expenses                        $  740,905     $  390,359     $  650,405     $1,781,669
                                ----------     ----------     ----------     ----------


         September 30, 1999
Bond Servicing Income           $1,264,601           --             --       $1,264,601
IRA Servicing Fees                 290,269     $   90,337           --          380,606
Trust Fee Income                      --          247,135           --          247,135
Interest Income                       --             --       $   27,887         27,887
                                ----------     ----------     ----------     ----------
                                $1,554,870     $  337,472     $   27,887     $1,920,229
                                ----------     ----------     ----------     ----------

General & Administrative
Expenses                        $  720,107     $  282,558     $  465,554     $1,468,219
                                ----------     ----------     ----------     ----------

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations Three-Month Periods Ended September 30, 2000 and September 30, 1999

         The Company had net earnings of $71,639, or $.10 per diluted share, for the period ended September 30, 2000, compared to net earnings of $149,799, or $.19 diluted earnings per share, for the period ended September 30, 1999, a decrease in net earnings of 52%. The Company had total revenue of $1,040,269 for the period ended September 30, 2000, compared to total revenue of $1,023,441 for the prior year, an increase of 2%.

         The Corporate Trust segment's income decreased $132,854 to $705,020 for the period ended September 30, 2000, compared to $837,874 for the period ended September 30, 1999, a decrease of 16%. The Personal Trust segment's income increased $142,575 to $317,153 for the period ended September 30, 2000, compared to $174,578 for the period ended September 30, 1999, an increase of 82%.

         The Corporate Trust segment's bond servicing income decreased $127,276 to $592,337 for the period ended September 30, 2000, compared to $719,613 for the period ended September 30, 1999, a decrease of 18%. The decrease in bond servicing income was primarily attributable to the following factors. First, late fees decreased to approximately $50,000 for the three months ended September 30, 2000, compared to approximately $150,000 in the comparable prior period, reflecting a return of late fees as a percentage of total bond issuances to a level more closely approximating the historical norm. Second, the Company's income attributable to set-up fees on non-profit bond issuances decreased by approximately $34,000 in the current quarter compared to the comparable prior period, due primarily to a decrease in new non-profit bond issuances for which the Company was serving as trustee and paying agent in the current quarter compared to new non-profit bond issuances originated in the comparable prior period. Printing fees in the current quarter also decreased slightly compared to the prior period due to the same decrease in the number of new non-profit bond issuances originated in the current quarter compared to the comparable prior period. The Company anticipates that revenues from the Corporate Trust segment's non-profit bond servicing activities will continue to be negatively impacted for at least the next fiscal quarter by overall weakness in the market for non-profit bonds and by an anticipated decrease in new non-profit issuances originated by broker/dealers with whom the Company has a relationship compared to issuances in the comparable prior period. The foregoing was offset in part by the Company's receipt in the three months ended September 30, 2000 of approximately $33,000 in municipal bond servicing fees, compared to no revenues from such activities in the comparable prior quarter, reflecting the expansion of the Company's Corporate Trust segment to include the servicing of bonds issued by municipal as well as non-profit issuers. The Company is presently unable to determine the level of fees, if any, that it will be able to generate from servicing of municipal bonds in the future. At September 30, 2000, the Company was serving as trustee and paying agent on 456 non-profit bond offerings totaling approximately $446,700,000 in original principal amount; at September 30, 1999, the Company was serving as trustee and paying agent on 448 non-profit bond offerings totaling approximately $415,000,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA Account servicing activities decreased $5,578 to $112,683 for the period ended September 30, 2000, compared to $118,261 for the period ended September 30, 1999, a decrease of 5%. This decrease was primarily attributable to a delay in the timing of collection of certain annual maintenance fees in the current quarter. Revenue from the Personal Trust segment's IRA Account servicing activities increased $21,658 to $61,071 for the period ended September 30, 2000, compared to $39,413 for the period ended September 30, 1999, an increase of 55%. The increase in Personal Trust IRA revenue was primarily due to the increase in the aggregate value of IRA Accounts serviced by the Company and an increase in the fee structure effective July 1, 2000. At September 30, 2000, the Corporate Trust segment was servicing 9,502 IRA Accounts with an aggregate value of approximately $164,300,000 and the Personal Trust segment was servicing 214 IRA Accounts with an aggregate value of approximately $47,276,000. At September 30, 1999, the Corporate Trust segment was servicing 8,361 IRA Accounts with an aggregate value of approximately $142,000,000, and the Personal Trust segment was servicing 227 Accounts with an aggregate value of approximately $40,000,000.

         The Personal Trust segment's trust income increased $120,917 to $256,082 for the period ended September 30, 2000, compared to $135,165 for the period ended September 30, 1999, an increase of 89%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At September 30, 2000, the Personal Trust segment was serving as trustee or agent for 430 trust, investment accounts, or other accounts with a fair market value of approximately $92,415,000. At September 30, 1999, the Personal Trust segment was serving as Trustee or agent for 278 trust, investment accounts, or other accounts with a fair market value of approximately $68,000,000.

         Interest income was $18,096 for the period ended September 30, 2000, compared to $10,989 for the period ended September 30, 1999. This increase was primarily attributable to monies held in the master trust note, against which additional available working capital was advanced.

         The Corporate Trust segment's general and administrative expenses decreased in the aggregate $29,248 to $351,355 for the period ended September 30, 2000, compared to $380,603 for the period ended September 30, 1999, but increased to 50% of segment revenues for the period ended September 30, 2000, from 45% of segment revenues for the period ended September 30, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate $78,838 to $215,947 for the period ending September 30, 2000, compared to $137,109 for the period ended September 30, 1999, but decreased to 68% of segment revenues for the period ended September 30, 2000 from 79% of segment revenues for the period ended September 30, 1999. The percentage increase in the Corporate Trust segment's general and administrative expenses was due primarily to an increase in personnel staffing to administer the Company's anticipated increase in bond servicing business and also because the Corporate Trust segment bond servicing income was down in the period ending September 30, 2000 as explained above. The increase in the Personal Trust segment's general and administrative expenses was due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate remained constant at 41.0% for the three-month periods ended September 30, 2000 and September 30, 1999.


         Results of Operations Six-Month Periods Ended September 30, 2000 and September 30, 1999

         The Company had net earnings of $234,621, or $.31 diluted earnings per share, for the period ended September 30, 2000, compared to net earnings or $266,801, or $.34 diluted earnings per share, for the period ended September 30, 1999, a decrease in net earnings of 12%. The Company had total revenue of $2,188,419 for the period ended September 30, 2000, compared to total revenue of $1,920,229 for the prior year, an increase of 14%.

         The Corporate Trust segment's income increased $53,606 to $1,608,476 for the period ended September 30, 2000, compared to $1,554,870 for the period ended September 30, 1999, an increase of 3%. The Personal Trust segment's income increased to $544,625 in the period ended September 30, 2000, compared to $337,472 for the period ended September 30, 1999, an increase of 61 %.

         The Corporate Trust segment's bond servicing income increased $44,733 to $1,309,334 for the period ended September 30, 2000, compared to $1,264,601 for the period ended September 30, 1999, an increase of 4%. The increase in bond servicing income was primarily attributable to the increase in the number of bond accounts serviced by the Company but the rate of growth was negatively impacted by a decrease in new issuances originated in the current year compared to the comparable prior period.

         Revenue from the Corporate Trust segment's IRA Account servicing activities increased $8,873 to $299,142 for the period ended September 30, 2000, compared to $290,269 for the period ended September 30, 1999, an increase of 3%. Revenue from the Personal Trust segment's IRA Account servicing activities increased $59,237 to $149,574 for the period ended September 30, 2000, compared to $90,337 for the period ended September 30, 1999, an increase of 66%. The increase in IRA revenue was primarily due to the increase in the aggregate value of IRA Accounts serviced by the Company and an increase in the fee structure effective July 1, 2000.

         The Personal Trust segment's trust income increased $147,916 to $395,051 for the period ended September 30, 2000, compared to $247,135 for the period ended September 30, 1999, an increase of 60%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company.

         Interest income increased $7,431 to $35,318 for the period ended September 30, 2000, compared to $27,887 for the period ended September 30, 1999, an increase of 27%. The increase was primarily attributable to monies held in the master trust note, against which additional available working capital was advanced.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate $20,798 to $740,905 for the period ended September 30, 2000, compared to $720,107 for the prior period, and remained constant at 46% of segment revenues for the periods ended September 30, 2000, and September 30, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate $107,801 to $390,359 for the period ended September 30, 2000, compared to $282,558 for the period ended September 30, 1999, but decreased to 72% of segment revenues for the period ended September 30, 2000 from 84% for the period ended September 30, 1999. The decrease in the Personal Trust segment's general and administrative expenses, as a percentage of segment revenues, was due primarily to an increase in personal trust accounts, and associated revenues, more than offsetting the increase in personnel and additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate was 42.3% for the six-month period ended September 30, 2000, and 41.0% for the six-month period ended September 30, 1999.

         Year 2000

         As of the date hereof, the Company has not experienced any Year 2000 problems with its systems nor does the Company anticipate any problems. However, there can be no guarantee that future system problems related to Year 2000 will not have a material impact on the Company's operations. The Company's third party vendors with which it has relationships also did not experience any Year 2000 problems which materially impacted the Company's operation. However, there can be no guarantee that future problems with third party vendors' computer systems related to Year 2000 will not have a material impact on the Company's operations.

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


         Liquidity and Capital Resources

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,606,804 on September 30, 2000. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. At September 30, 2000, $517,584 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

         The Company's cash and cash equivalents increased from $9,260 on March 31, 2000, to $80,248 on September 30, 2000, while the note receivable increased from $378,387 on March 31, 2000, to $464,130 on September 30, 2000. The increase in the cash and cash equivalents was primarily due to improvement in the timing of collection of trust management fees. The increase in the note receivable was primarily due to an additional net advance of $75,000. The Company's net property and equipment decreased from $843,095 on March 31, 2000, to $807,613 on September 30, 2000. The decrease was primarily due to depreciation of existing property and equipment exceeding the purchase of additional furniture, equipment and computer software for new employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.

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

         These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management; the success of the Company in its business development efforts; the Company's success with the investment advisory agreement with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP
         (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; Year 2000 issues; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 2000 Form 10-KSB on June 28, 2000. Please refer to these documents for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.


                           PART II. OTHER INFORMATION

         Item 1:           Legal Proceedings

                           None.

         Item 2:           Changes in Securities

                           None.

         Item 3:           Default Upon Senior Securities

                           None.

         Item 4:           Other Information

                           On August 21, 2000, Mr. Chris Olson, the Company's former Chief Financial Officer, resigned from the Company. On August 16, 2000, the Company hired Ian B. Currie as its Controller and Treasurer. Mr. Currie reports to Cecil Glover, who is the Company's current Chief Operating Officer.


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



                                 COLONIAL  TRUST COMPANY

DATE:  November 14, 2000            BY:   /s/ John K. Johnson
       -----------------                  -----------------------------
                                          John K. Johnson
                                          Its:   President

DATE:  November 14, 2000            BY:   /s/ Ian B. Currie
       -----------------                  --------------------
                                          Ian B Currie
                                          Its:   Controller & Treasurer

                                 EXHIBIT INDEX

Exhibit Number                       Description
--------------                       -----------
    27                               Financial Data Schedule