Form 10QSB
period 2000-12-31
COLONIAL TRUST CO /AZ
filed 2001-02-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                          Yes            No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 721,750

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

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                      Condensed Balance Sheets
                                                                  (Unaudited)
ASSETS                                                         December 31, 2000       March 31, 2000
                                                               -----------------       --------------
Cash and cash equivalents                                         $  225,816             $    9,260
Receivables                                                          786,867                802,122
Note receivable                                                      373,978                378,387
Property, furniture and equipment, net                               794,428                843,095
Excess of cost over fair value acquired, net                         119,953                129,081
Other assets                                                         105,188                100,421
Restricted cash                                                      509,851                502,556
                                                                  ----------             ----------

                                                                  $2,916,081             $2,764,922
                                                                  ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                          $  224,390             $  197,132
Income tax payable                                                                           46,301
Deferred income taxes                                                  7,249                  7,249
                                                                  ----------             ----------
          Total Liabilities                                          231,639                250,682
                                                                  ----------             ----------

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 721,787 issued
     and outstanding at December 31, 2000 and 755,234
     issued and outstanding at March 31, 2000                        578,911                555,177
Additional paid-in                                                   506,208                505,347
Retained earnings                                                  1,599,323              1,453,716
                                                                  ----------             ----------
          Total Stockholders' Equity                               2,684,442              2,512,240
                                                                  ----------             ----------

                                                                  $2,916,081             $2,764,922
                                                                  ==========             ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Earnings (Unaudited)

                                                Three-month periods                Nine-month periods
                                                 Ended December 31                 Ended December 31
                                                 -----------------                 -----------------

Revenues:                                      2000             1999             2000             1999
                                            ----------       ----------       ----------       ----------
Bond servicing income                       $  602,334       $  696,695       $1,911,668       $1,961,296
IRA servicing fees-corporate                   128,763          117,198          427,905          407,467
IRA servicing fees-personal trust               68,562           39,566          218,136          129,903
Trust fee income                               212,809          113,734          607,860          360,869
Interest income                                 21,799           18,054           57,116           45,941
                                            ----------       ----------       ----------       ----------

Total revenue                                1,034,267          985,247        3,222,685        2,905,476



General and administrative expenses            943,628          817,788        2,725,296        2,286,007
                                            ----------       ----------       ----------       ----------

Earnings before income taxes                    90,639          167,459          497,389          619,469

Income taxes                                    37,162           68,638          209,291          253,847
                                            ----------       ----------       ----------       ----------


Net earnings                                $   53,477       $   98,821       $  288,098       $  365,622
                                            ==========       ==========       ==========       ==========



Basic net earnings per common share         $      .07       $      .13       $      .40       $      .48
                                            ----------       ----------       ----------       ----------

Diluted net earnings per common share       $      .07       $      .13       $      .39       $      .47
                                            ----------       ----------       ----------       ----------



Weighted average shares outstanding
-basic                                         719,328          757,666          723,515          758,895
                                            ==========       ==========       ==========       ==========

Weighted average shares outstanding
-diluted                                       748,265          780,526          747,789          781,671
                                            ==========       ==========       ==========       ==========



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                                          Nine-month periods
                                                                          Ended December 31,
                                                                          ------------------
                                                                         2000             1999
                                                                      ---------        ---------
Cash flows from operating activities:

Net earnings                                                          $ 288,098        $ 365,622

Adjustments to reconcile net earnings to
     Net cash provided by (used in) Operating activities:
Depreciation and amortization                                           114,514           96,620
Decrease (increase) in receivables                                       15,255         (390,192)
Increase in other assets                                                 (4,767)          (3,818)
Increase (decrease) in accounts payable and accrued liabilities          27,258          (71,428)
Decrease in income tax payable                                          (46,301)         (48,543)
                                                                      ---------        ---------
Net cash provided by (used in) operating activities                     394,057          (51,739)

Cash flows from investing activities:

Purchase of property, furniture and equipment                           (56,719)         (99,541)
Additions to note receivable                                                 --          (13,681)
Payments received on note receivable                                      4,409          260,000
Increase in restricted cash                                              (7,295)        (174,897)
                                                                      ---------        ---------
Net cash used in investing activities                                   (59,605)         (28,119)

Cash flows from financing activities:

Proceeds from sale of common stock                                       24,595               --
Purchase and retirement of common stock                                (142,491)         (11,306)
                                                                      ---------        ---------
Net cash used in financing activities                                  (117,896)         (11,306)

Increase (decrease) in cash and cash equivalents                        216,556          (91,164)
Cash and cash equivalents at beginning of period                          9,260          175,256
                                                                      ---------        ---------
Cash and cash equivalents at end of period                            $ 225,816        $  84,092
                                                                      ---------        ---------

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

                  In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets, which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of each account. The second fee structure relates to an annual minimum fee that is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.

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

3.       Earnings Per Share

         A reconciliation from basic earnings per share to diluted earnings per share for the periods ended December 31, 2000, and December 31, 1999 follows:

                                                Three-month periods            Nine-month periods
                                                Ended December 31,             Ended December 31,
                                                ------------------             ------------------

                                                2000           1999           2000           1999
                                              --------       --------       --------       --------
         Net earnings                         $ 53,477       $ 98,821       $288,098       $365,622
                                              --------       --------       --------       --------

         Basic EPS
         -weighted average
          shares outstanding                   719,328        757,666        723,515        758,895
                                              ========       ========       ========       ========


         Basic EPS                            $    .07       $    .13       $    .40       $    .48
                                              --------       --------       --------       --------

         Basic EPS
         -weighted average
         shares outstanding                    719,328        757,666        723,515        758,895

         Effect of dilutive securities:
         Stock options                          28,937         22,860         24,274         22,776
                                              --------       --------       --------       --------

         Diluted EPS
         -weighted average
         shares outstanding                    748,265        780,526        747,789        781,671
                                              ========       ========       ========       ========

         Diluted EPS                          $    .07       $    .13       $    .39       $    .47
                                              --------       --------       --------       --------

4.       Business Segments

         Operating results and other financial data are presented for the principal business segments of the Company for the three-month and nine-month periods ended December 31, 2000 and December 31, 1999. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

         In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

         Three-month periods:           Corporate         Personal          Other             Total
                                          Trust             Trust
                                        ----------       ----------       ----------       ----------
         December 31, 2000
         Bond Servicing Income          $  602,334               --               --       $  602,334
         IRA Servicing Fees                128,763           68,562               --          197,325
         Trust Fee Income                       --          212,809               --          212,809
         Interest Income                        --               --       $   21,799           21,799
                                        ----------       ----------       ----------       ----------
                                        $  731,097       $  281,371       $   21,799       $1,034,267
                                        ----------       ----------       ----------       ----------

         General & Administrative
         Expenses                       $  414,197       $  211,766       $  317,665       $  943,628
                                        ----------       ----------       ----------       ----------


         December 31, 1999
         Bond Servicing Income          $  696,695               --               --       $  696,695
         IRA Servicing Fees                117,198       $   39,566               --          156,764
         Trust Fee Income                       --          113,734               --          113,734
         Interest Income                        --               --       $   18,054           18.054
                                        ----------       ----------       ----------       ----------
                                        $  813,893       $  153,300       $   18,054       $  985,247
                                        ----------       ----------       ----------       ----------

         General & Administrative
         Expenses                       $  410,354       $  145,877       $  261,557       $  817,788
                                        ----------       ----------       ----------       ----------



         Nine-month periods:            Corporate         Personal          Other             Total
                                          Trust             Trust
                                        ----------       ----------       ----------       ----------
         December 31, 2000
         Bond Servicing Income          $1,911,668               --               --       $1,911,668
         IRA Servicing Fees                427,905       $  218,136               --          646,041
         Trust Fee Income                       --          607,860               --          607,860
                                                --               --       $   57,116           57,116
                                        ----------       ----------       ----------       ----------
                                        $2,339,573       $  825,996       $   57,116       $3,222,685
                                        ----------       ----------       ----------       ----------

         General & Administrative
         Expenses                       $1,155,102       $  602,125       $  968,069       $2,725,296
                                        ----------       ----------       ----------       ----------


         December 31, 1999
         Bond Servicing Income          $1,961,296               --               --       $1,961,296
         IRA Servicing Fees                407,467       $  129,903               --          537,370
         Trust Fee Income                       --          360,869               --          360,869
         Interest Income                        --               --       $   45,941           45,941
                                        ----------       ----------       ----------       ----------
                                        $2,368,763       $  490,772       $   45,941       $2,905,476
                                        ----------       ----------       ----------       ----------

         General & Administrative
         Expenses                       $1,130,461       $  428,435       $  727,111       $2,286,007
                                        ----------       ----------       ----------       ----------

         Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations-Three-month Periods Ended December 31, 2000 and December 31, 1999.

         The Company had net earnings of $53,477 or $.07 per diluted share, for the period ended December 31, 2000, compared to net earnings of $98,821, or $.13 per diluted share, for the period ended December 31, 1999, a decrease in net earnings of 45.9%. The Company had total revenue of $1,034,267 for the period ended December 31, 2000, compared to total revenue of $985,247 for the period ended December 31, 1999, an increase of 5%.

         The Corporate Trust segment's revenue decreased to $731,097 for the period ended December 31, 2000, compared to $813,893 for the period ended December 31, 1999, a decrease of 10%. The Personal Trust segment's revenue increased to $281,371 for the period ended December 31, 2000, compared to $153,300 for the period ended December 31, 1999, an increase of 84%.

         The Corporate Trust segment's bond servicing income decreased to $602,334 for the period ended December 31, 2000, compared to $696,695 for the period ended December 31, 1999 a decrease of 13.5%. The decrease in bond servicing income was primarily attributable to the following factors. First, printing fees in the current quarter decreased approximately $31,000 compared to the prior period, due primarily to a decrease in new non-profit bond issuances originated for which the Company was serving as trustee and paying agent. Second, annual maintenance fee income in the current quarter decreased approximately $23,000 compared to the prior period, due to the same decrease in the number of new non-profit bond issuances originated in the current quarter compared to the comparable prior period. Third, municipal bond servicing fee income in the current quarter decreased approximately $16,000 compared to income from such activities in the prior comparable quarter. The Company anticipates that revenues from the Corporate Trust segment's non-profit bond servicing activities will continue to be negatively impacted for at least the next fiscal quarter by overall weakness in the market for non-profit bonds and by an anticipated decrease in new non-profit issuances originated by broker/dealers with whom the Company has a relationship, compared to issuances in the comparable prior period. At December 31, 2000, the Company was serving as trustee and paying agent on 462 bond offerings totaling approximately $461,700,000 in original principal amount; at December 31, 1999, the Company was serving as trustee and paying agent on 453 bond offerings totaling approximately $427,800,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA servicing activities increased to $128,763 for the period ended December 31, 2000, compared to $117,198 for the period ended December 31, 1999, an increase of 10%. This increase was due to an increase in the number of IRA's being serviced. Revenue from the Personal Trust segment's IRA servicing activities increased to $68,562 for the period ended December 31, 2000, compared to $39,566 for the period ended December 31, 1999, an increase of 73%. The increase in IRA servicing revenue was primarily due to the increase in the number of IRA's serviced by the Company. At December 31, 2000, the Corporate Trust segment was servicing 9,576 IRA's with an aggregate value of approximately $167,200,000, and the Personal Trust segment was servicing 291 IRA's with an aggregate value of approximately $46,076,000. At December 31, 1999, the Corporate Trust segment was servicing 8,639 IRA's with an aggregate value of approximately $145,600,000, and the Personal Trust segment was servicing 228 accounts with an aggregate value of approximately $41,250,000.

         The Personal Trust segment's trust fee income increased to $212,809 for the period ended December 31, 2000, compared to $113,734 for the period ended December 31, 1999, an increase of 87%. The increase in trust fee income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. In this regard, the Company acquired 45 trust investment accounts from a single trust agency in the 3 month period ended December 31, 2000. It is not anticipated that further acquisitions of this nature will occur in the future. At December 31, 2000, the Personal Trust segment was serving as trustee or agent for 467 trust, investment, or other accounts with a fair market value of approximately $140,000,000. At December 31, 1999, the Personal Trust segment was serving as Trustee or agent for 307 trust, investment accounts, or other accounts with a fair market value of approximately $76,000,000.

         Interest income increased to $21,799 for the period ended December 31, 2000, compared to $18,054 for the period ended December 31, 1999, an increase of 21%. The net increase was primarily attributable to a larger average receivable balance held for investment on the master trust note, offset by falling interest rates.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $414,197 for the period ended December 31, 2000, compared to $410,354 for the period ended December 31, 1999, and increased to 57% of segment revenues for the period ended December 31, 2000, from 50% of segment revenues for the period ended December 31, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate to $211,766 for the period ending December 31, 2000, compared to $145,877 for the period ended December 31, 1999, and decreased to 75% of segment revenues for the period ended December 31, 2000, compared to 95% of segment revenues for the period ended December 31, 1999. The Corporate Trust segment's general and administrative expenses as a percentage of revenues increased primarily as a result of decreased revenues due to a reduction in new Corporate Trust Bonds and Municipal Bonds issued. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business. This expense increase was more than offset by the increased Personal Trust segment's revenues resulting in the decreased percentage of segment general and administrative expenses to revenues.

         The Company's effective income tax rate was 41.0 % for the three-month period ended December 31, 2000, and 41.0% for the three-month period ended December 31, 1999.


         Results of Operations-Nine-month Periods Ended December 31, 2000 and December 31, 1999.

         The Company had net earnings of $288,098, or $.39 per diluted share, for the period ended December 31, 2000, compared to net earnings of $365,622, or $.47 per diluted share, for the period ended December 31, 1999, a decrease in net earnings of 21%. The Company had total revenue of $3,222,685 for the period ended December 31, 2000, compared to total revenue of $2,905,476 for the period ended December 31, 1999, an increase of 11%.

         The Corporate Trust segment's revenue decreased to $2,339,573 for the period ended December 31, 2000, compared to $2,368,763 for the period ended December 31, 1999, a decrease of 1.2%. The Personal Trust segment's revenue increased to $825,996 for the period ended
         December 31, 2000, compared to $490,772 for the period ended December 31, 1999, an increase of 68%.

         The Corporate Trust segment's bond servicing income decreased to $1,911,668 for the period ended December 31, 2000, compared to $1,961,296 for the period ended December 31, 1999, a decrease of 2.5%. The decrease in bond servicing income was primarily attributable to a decrease in the number of new non-profit bond issuances for which the Company was serving as trustee and paying agent in the current nine-month period, compared to new non-profit bond issuances originated in the comparable prior period. The Company anticipates that revenues from the Corporate Trust segment's non-profit bond servicing activities will continue to be negatively impacted for at least the next fiscal quarter by overall weakness in the market for non-profit bonds and by an anticipated decrease in new non-profit issuances originated by broker/dealers with whom the Company has a relationship, compared to issuances in the comparable prior period.

         Revenue from the Corporate Trust segment's IRA servicing activities increased to $427,905 for the period ended December 31, 2000, compared to $407,467 for the period ended December 31, 1999, an increase of

         5%. The increase in Corporate Trust segment's IRA revenues was primarily due to an increase in the number of accounts serviced by the Company. Revenue from the Personal Trust segment's IRA servicing activities increased to $218,136 for the period ended December 31, 2000, compared to $129,903 for the period ended December 31, 1999, an increase of 68%. The increase in the Personal Trust segment's IRA revenue was primarily due to the increase in the number of IRA's serviced by the Company.

         The Personal Trust segment's trust income increased to $607,860 for the period ended December 31, 2000, compared to $360,869 for the period ended December 31, 1999, an increase of 68%. The increase in trust income was primarily due to the increase in the number and aggregate value of trust investment accounts or other accounts serviced by the Company. In this regard, the Company acquired 83 trust investment accounts from a single trust agency in the 9 month period end December 31, 2000. It is not anticipated that further acquisitions of this nature will occur in the future.

         Interest income increased to $57,116 for the period ended December 31, 2000, compared to $45,941 for the period ended December 31, 1999 an increase of 24%. The net increase was primarily attributable to a larger average receivable balance held for investment on the master trust note offset by falling interest rates.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,155,102 for the period ended December 31, 2000, compared to $1,130,461 for the prior period, and increased to 49% of segment revenues for the period ended December 31, 2000, compared to 48 % for the period ended December 31, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate to $602,125 for the period ended December 31, 2000, compared to $428,435 for the period ended December 31, 1999, and decreased to 73% of segment revenues for the period ended December 31, 2000, compared to 87% of segment revenues for the period ended December 31, 1999. The Corporate Trust segment's general and administrative expenses as a percentage of revenues increased primarily as a result of decreased revenues due to a reduction in new non-profit bond issuances for which the Company was serving as trustee and paying agent. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business. This expense increase was more than offset by the increased Personal Trust segment's revenues resulting in the decreased percentage of segment general and administrative expenses to revenues.

         The Company's effective income tax rate was 42.1% for the nine-month period ended December 31, 2000, and 41.0 % for the nine-month period ended December 31, 1999.


         Liquidity and Capital Resources

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,684,739 on December 31, 2000. The legislation also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. At December 31, 2000, $509,851 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these liquidity requirements from cash on hand and other assets of the Company. The Company also believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

         The Company's cash and cash equivalents increased from $9,260 on March 31, 2000, to $225,816 on December 31, 2000, while the note receivable decreased from $378,387 on March 31, 2000, to $373,978 on December 31, 2000. The increase in the cash and cash equivalents was primarily due to cash flow from operations. The decrease in the note receivable was due to the receipt of payments totaling $4,409. The Company's net property and equipment decreased from $843,095 on March 31, 2000, to $794,428 on

         December 31, 2000. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of additional furniture, equipment and computer software for new employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.



         Market Risk

         In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2000.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

         This Form 10-QSB contains one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby.

         These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management; the success of the company in its business development efforts; the Company's ability to generate bond servicing fees which is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations, and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings; the Company's success with the investment advisory agreements with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; new rules or regulations not currently anticipated which adversely affect the Company; changes in legislation with respect to increased net capital liquidity requirements; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company filed its fiscal 2000 Form 10-KSB on June 28, 2000. Please refer to this document and, in particular, Item 6: Management's Discussion and Analysis of Plan or Operation - Risk Factors, for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.

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

                                        COLONIAL  TRUST COMPANY

         DATE: February 14, 2001             BY: /s/ John K. Johnson
               -----------------                 -------------------------------
                                                     John K. Johnson
                                                     Its: President

         DATE: February 14, 2001             BY: /s/ Ian B. Currie
               -----------------                 -------------------------------
                                                     Ian B. Currie
                                                     Its: Controller & Treasurer