Form 10KSB
period 2001-03-31
COLONIAL TRUST CO /AZ
filed 2001-06-29
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001
                    ----------------------------------------


                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to_______.


                          Commission File No. 000-18887
                          -----------------------------



                             COLONIAL TRUST COMPANY
                             ----------------------
                 (Name of small business issuer in its charter)

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

                                  602-242-5507
                                  ------------
                           (Issuer's telephone number)



Securities registered under Section 12(b) of the Exchange Act:
None
----

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
--------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
----------------
Yes X         No
----------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
----------------
 [x]
----------------


     Issuer's revenues for its most recent fiscal year: $4,224,455.


     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,333,191 as of June 1, 2001.


     As of June 1, 2001, 732,290 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                         Page

PART I

           Item  1:  Description of Business                             4

           Item  2:  Description of Properties                           13

           Item  3:  Legal Proceedings                                   13

           Item  4:  Submission of Matters to a Vote of
                     Security Holders                                    14



PART II

           Item  5:  Market for Common Equity and Related
                     Stockholder Matters                                 14

           Item  6:  Management's Discussion and Analysis
                     or Plan of Operation                                15

           Item  7:  Financial Statements                                26

           Item  7.a:Qualitative Risks                                   43

           Item  8:  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                43



PART III

           Item  9:  Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act                   43

           Item 10:  Executive Compensation                              46

           Item 11:  Security Ownership of Certain Beneficial
                     Owners and Management                               50

           Item 12:  Certain Relationships and Related
                     Transactions                                        52

           Item 13:  Exhibits and Reports on Form 8-K                    52

                                     PART I


Item 1.    Description of Business.


           Forward Looking Statements

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1993, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projection of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business-Growth Plans," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.


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

           Business Segments

     The Company currently has two business segments: Corporate Trust and Personal Trust. The Corporate Trust segment provides services including serving as custodian for individual retirement accounts ("IRA Accounts") and trustee for bond offerings of churches and other non-profit organizations. The Company presently is primarily engaged in serving as trustee and paying agent on bond programs of churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond programs of for-profit organizations. Through its Personal Trust segment, the Company provides traditional investment management, administration and custodial services for customers with trust assets. This segment also serves as trustee or custodian for IRA Accounts.



           Corporate Trust Segment
           -----------------------

           Bond Offering Services

     Historically, the Company's primary business has been serving as trustee and paying agent for bond offerings of churches and other non-profit organizations. The majority of these bonds are sold by broker-dealers in offerings that are exempt from registration under federal and state securities laws.

     In its capacity as trustee for bond offerings of non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering. The Company invests such proceeds in U.S. Treasury Obligation Money Market Mutual Funds according to the terms of the Company's investment policy and the applicable trust indenture. The Company also receives periodic sinking fund payments (payments of principal and interest on the bonds by the non-profit organizations, typically made on a weekly basis) on their respective due dates. In its capacity as paying agent, the Company distributes the sinking fund payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. In instances in which a bondholder has transferred ownership of a bond for which the Company is serving as paying agent, the Company serves as transfer agent and effects the transfer of such bond between the former and current bondholder. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds (typically real estate and related improvements owned by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

     The Company is compensated for its services as trustee and paying agent in one of three ways. The first fee structure allows the Company to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and bond printing costs during the first year. Additionally, an annual maintenance fee is required each year. The third fee structure entitles the Company to interest earnings up to 2.5% of daily trust funds held in bond proceeds accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issue. The Company's policy is to allow the non-profit issuer to choose between the three fee structures. The Company believes that the third fee structure is currently utilized by a majority of the Company's competitors. The Company also receives a $10 per transaction fee in instances in which the Company serves as transfer agent.

     As of March 31, 2001, the Company had served as trustee and paying agent for 771 bond offerings totaling approximately $689 million in original principal amount. The foregoing includes a total of 63 bond offerings in original principal amount of approximately $66 million originated in the fiscal year ended March 31, 2001. The Company's revenues from these activities represented approximately 58% of the Company's aggregate revenues for the year ended March 31, 2001. See "Item 6-Management's Discussion and Analysis or Plan of Operation
- Results of Operations-Results of Operations for the Years Ended March 31, 2001 and 2000."

     As of March 31, 2001, all bond programs for which the Company was serving as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers had originated bonds representing approximately 77% of the aggregate principal amount of all bonds for which the Company was serving as trustee and paying agent. For the year ending March 31, 2001,3 broker-dealers had originated 94% of the aggregate principal amount of all new bond issues for the year. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

     The Company is attempting to procure additional business from the broker/dealers with whom the Company currently has a relationship, and is also attempting to develop relationships with and procure business from broker/dealers with whom the Company does not currently have a relationship.

           IRA Services

     The Company also serves as trustee for IRA's. As trustee, the Company receives all contributions to these accounts, invests the contributions as directed by the account participant and distributes the funds of the accounts pursuant to the terms of each individual account. For its services as trustee, the Company receives an annual base fee of $40 and a transaction fee of $5 per transaction for each transaction in excess of 12 per year. The Company also retains, as a portion of its fee, earnings up to 2% of the daily uninvested balance in each IRA Account.

     At March 31, 2001, the Company was serving as trustee for approximately 9,710 IRA's with an aggregate value of approximately $170 million. Revenue from the Company's activities in this area represented approximately 13% of the Company's aggregate revenues for the year ended March 31, 2001. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2001 and 2000."

     The majority of the IRA's serviced by the Company have been originated by the broker/dealers who originate the bond offerings for which the Company serves as trustee and paying agent. Currently, there are a limited number of IRA trustees who allow church bonds as an investment in their IRA's. The Company has been able to grow its IRA servicing business primarily through marketing efforts directed at the broker/dealers with whom the Company has a bond servicing relationship.

     The Company intends to attempt to grow this business primarily through marketing efforts directed at non-profit organizations.


           Personal Trust Segment
           ----------------------

     The Personal  Trust segment  provides  traditional  investment  management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA's and trustee for managed IRA's. At March 31, 2001, the Personal Trust segment served as trustee or agent for 580 trust, other accounts, or investment agency accounts with a fair market value of approximately $149 million, and served as custodian or trustee for approximately 230 IRA's with a fair market value of approximately $47 million.

     The Personal Trust segment generates revenues based on two fee structures. The first fee structure represents a percentage of the fiduciary assets which the Company holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value. The second fee structure relates to an annual minimum fee that was established to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA's. Minimum fees are assessed monthly based on 1/12th of the published annual minimum.

     The Personal Trust segment is party to an investment advisory agreement dated December 1998 with Hackett Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, this business segment designates HIA, and HIA serves for the Company, as investment advisor on a portion of the investment accounts of the Personal Trust segment. HIA further refers to the Personal Trust segment all business opportunities for which an independent corporate fiduciary is necessary or appropriate. The Personal Trust segment pays HIA 30% of the gross fees collected by the Company from the segment's investment management accounts receiving HIA advisory services. The basic term of the agreement with HIA expired on December 31, 2000 and is presently continuing on a month to month basis.

     The Personal Trust segment is also party to an investment advisory agreement dated January 2, 1997 with Wright Investors Services ("WIS"). WIS is an investment advisor located in Bridgeport, Connecticut. Pursuant to this agreement, this segment designates WIS, and WIS serves for the segment, as investment advisor on a portion of the designated investment accounts of the Personal Trust segment. The Company pays WIS 30% or 10%, depending upon the type of account, of the gross fees collected by the segment from the segment's investment management accounts for which WIS serves as investment advisor. The agreement initially ran through January 31, 1998. The agreement automatically renews for subsequent terms of one year each, unless either party notifies the other in writing at least three months in advance of the anniversary date of its intent to terminate the agreement. The agreement has been renewed and continues in effect until January 31, 2002.

     The Personal Trust segment is also party to an investment advisory agreement dated August 16, 1999 with Feldman Securities Group, L.L.C. ("FSG"). FSG is an investment advisor located in Chicago, Illinois. Pursuant to this agreement, this segment designates FSG, and FSG serves for the segment, as investment advisor on a portion of the designated investment accounts of the Personal Trust segment. The Company pays FSG 28% of the fees collected for managed assets up to $10 million in the aggregate. For every subsequent $10 million increment in managed assets, the fee the Company pays drops by 2 percentage points. Currently, the Company is paying FSG 28% of the fees collected on accounts managed by FSG. The agreement runs continuously until either party gives the other at least thirty days notice in writing of its intent to terminate the agreement.

     The profitability of the Personal Trust segment is largely dependent on the Company's ability to manage its trust accounts. Revenues from the Personal Trust segment represented approximately 27% of the Company's aggregate gross revenues for the year ended March 31, 2001. See "-Growth Plans" and "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2001 and 2000."


           Growth Plans

     The Company intends to attempt to expand its non-profit bond servicing operations, its IRA servicing operations, and its traditional trust and investment agency servicing operations. Although the Company may make additional acquisitions in the event opportunities arise on favorable terms, the Company anticipates that expansion will result primarily from internal development.

     The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. However, notwithstanding its efforts, the Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2002 compared to its revenues from such activities in the fiscal year ended March 31, 2001 due to a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2001 and 2000."

     The Company intends to attempt to expand its IRA servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship. There may be no assurance that the Company will be successful in its efforts to increase IRA servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 2001 and 2000."

     The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2001 and 2000."

     The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the continued employment of key management; the Company's success in marketing its existing relationships with broker/ dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the continuation of the Company's investment advisory agreements with WIS, FSG, and HIA and their success in managing the trust and IRA's for which they provide services; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs total approximately $160,000 through May 31, 2001; whether one or more parties will assert claims or institute legal proceedings against the Company related to the Company's services as indenture trustee on the Stevens bond offerings; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; an increase in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."


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

     Competition in the IRA servicing business is intense. However, to date the Company has focused its efforts on procuring IRA Account servicing business from non-profit organizations and their members. Thus, the Company's primary competition comes from the relatively small number of trustees who will allow church bonds as a self-directed investment. The Company's primary competitors in this business include Reliance Trust Company, American Church Trust, Trust
Management Inc. and, to a lesser extent, broker/dealers, banks and other financial institutions, investment advisors, money management firms and other trust companies, many of which have significantly greater financial and other resources than the Company.

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

     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,700,000 on March 31, 2001. Arizona law also requires that $500,000 of such net capital must meet the Department's liquidity requirements. At March 31, 2001, $515,831 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these requirements from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

     Under legislation which will become effective on August 9, 2001 and applicable to the Company on December 31, 2002, the Company may in certain circumstances be required to maintain additional capital in excess of the capital requirements described immediately above. Specifically, the Company will be required to have additional capital of $250,000 for every $750 million of "nondiscretionary assets" and additional capital of $250,000 for every $250 million of "discretionary assets." The term "nondiscretionary assets" is defined as "... those assets in which the trust company must obtain from the customer, broker or investment advisor specific direction and instructions regarding both investment strategies and investment executions." The term "discretionary assets" is defined as "... those assets in which the trust company has the unilateral authority to determine investment strategies and execute investment transactions without seeking the concurrence, approval or authority from the customer or any other external party. Additionally, this legislation requires that any trust company whose most recent composite rating from the Arizona Banking Superintendent was "four" as defined in the revised uniform interagency trust rating system must maintain an additional $250,000 in capital, and that any trust company whose most recent composite rating from the Arizona Banking Superintendent was a "five" as defined in the above rating system must maintain an additional $500,000 in capital. One-half of any additional capital required by such legislation must be "liquid capital."

     The Company believes that approximately $310 million of the funds which it held in the ordinary course of business at March 31, 2001 would be classified as "non-discretionary" assets and approximately $102 million of the funds which it held in the ordinary course of business at March 31, 2001 would be described as "discretionary" assets. The Company also does not believe that its discretionary or its non-discretionary assets will grow in the foreseeable future to the levels which will require additional capital. However, there may be no assurance that the Arizona Banking Department will agree with the Company's classification of its assets as non-discretionary or discretionary, and to date no regulations or interpretations concerning these provisions have been issued by the Arizona Banking Department. Additionally, although the Company does not believe that it is likely to receive a "four" or "five" composite rating from the Arizona Banking Superintendent in the foreseeable future, there may be no assurance in this regard.

     In the event the Company is required to have additional capital, including additional liquid capital, the Company believes that this requirement can be satisfied from funds available under the Master Demand Note and cash flow from operations.

     Arizona law also requires the Company to maintain a fidelity bond against dishonesty, fraud, theft, embezzlement and other similar insurable losses. Under legislation which will become effective on August 9, 2001, this fidelity bond must be in the minimum amount of $2.1 million. Arizona law also requires the Company to maintain errors and omissions insurance of at least $500,000. The fidelity bond and the errors and omissions insurance must also be adequate in relation to the Company's potential exposure. The Company believes that it has been in compliance with these requirements to date and will continue to be in compliance with these requirements in the future, including the fidelity bond requirements imposed by the new legislation.

     In addition to the above requirements, the Arizona Banking Department also retains broad discretion to suspend or revoke the certificate of any trust company subject to its jurisdiction (including the Company) in certain circumstances, including (i) the trust company's violation of any applicable law, rule or order, (ii) the trust company's failure to conduct business in a safe, sound and lawful manner, or (iii) upon the occurrence of any other event set forth in Arizona Revised Statutes Section 6-864.

     In the event the Company is unable to maintain its certificate with the Arizona Department of Banking, the Company could be forced to attempt to move its operations to another state, to discontinue its operations, or to pursue a merger or other business combination.


           Employees

     At March 31, 2001, the Company employed 47 people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.




Item 2.    Description of Properties.

     On March 15, 1995, the Company purchased an office building located at 5336
N. 19th Avenue in Phoenix, Arizona. The building is approximately 10,000 square feet in size and serves as the Company's executive offices.


Item 3.    Legal Proceedings.

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the event mentioned below, will not have a material adverse effect on the financial condition or results of operations of the Company.

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments (debt instruments). Stevens has defaulted on all outstanding debt instruments. Based on information provided to the Company to date, the aggregate principal amount of the outstanding debt instruments is approximately $64 million, and accrued and unpaid interest on these debt instruments through March 19, 2001 (the date of the initiation of the Stevens Bankruptcy Proceeding) is approximately $13.5 million.

     To date, no legal proceedings are pending against the Company related to the Stevens Bankruptcy Proceeding or the Company's services as Indenture Trustee under the above-referenced Trust Indentures. However, the Company has incurred costs and expenses of approximately $160,000 through May 31, 2001 in connection with the Stevens Bankruptcy Proceeding. The Company will continue to incur additional costs and expenses related to this matter for the foreseeable future. Such costs and expenses may be material, and the Company may not be able to recover such costs in the Stevens Bankruptcy Proceeding. In the event such costs and expenses are material and the Company does not recover those costs and expenses, this would have a material adverse effect on the Company's financial condition and results of operations. Additionally, claims may be asserted or litigation may be initiated against the Company relating to its service as Indenture Trustee under the Stevens Trust Indentures.



Item 4.    Submission of Matters to a Vote of Security Holders.

     None.


                                     Part II


Item 5.    Market for Common Equity and Related Stockholder Matters.

     On June 1, 2001, the Company had approximately 1,719 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See "Business-Regulation, Licensing and Supervision".

     On September 24, 1998, the Company's stockholders approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse split.

     Initial purchases and sales of the Company's Common Stock occurred in January 1991. See Item 1 - "Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 2001, were $3.75 and $3.25 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.


Item 6.    Management's Discussion and Analysis or Plan of Operation

           Results of Operations for the Years Ended March 31, 2001 and 2000


     The Company had net earnings of $341,048, or $.46 diluted earnings per share, for the fiscal year ended March 31, 2001, compared to net earnings of $431,923, or $.55 diluted earnings per share, for the fiscal year ended March 31, 2000, a decrease in net earnings of 21%. The Company had total revenue of $4,224,455 for the fiscal year ended March 31, 2001, compared to total revenue of $3,909,053 for the fiscal year ended March 31, 2000, an increase of 8%.


                        Corp. Trust  Pers. Trust     Other        Total
                         ----------   ----------   ----------   ----------

            2001
Bond Servicing Income    $2,440,744         --           --     $2,440,744
IRA Servicing Fees ...      558,730   $  280,988         --        839,718
Trust Income .........         --        866,389         --        866,389
Interest Income ......         --           --     $   77,604       77,604
                         ----------   ----------   ----------   ----------
                         $2,999,474   $1,147,377   $   77,604   $4,224,455
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,499,462   $  869,910   $1,277,067   $3,646,439
                         ==========   ==========   ==========   ==========



            2000
Bond Servicing Income    $2,592,749         --           --     $2,592,749
IRA Servicing Fees          556,405   $  172,799         --        729,204
Trust Income                   --        521,073         --        521,073
Interest Income                --           --     $   66,027       66,027
                         ----------   ----------   ----------   ----------
                         $3,149,154   $  693,872   $   66,027   $3,909,053
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,454,996   $  629,285   $1,100,506   $3,184,787
                         ==========   ==========   ==========   ==========



            1999

Bond Servicing Income    $2,006,221         -            -      $2,006,221
IRA Servicing Fees          448,328     $120,064         -         568,392
Trust Income                   -         445,569         -         445,569
Interest Income                -            -         $52,054       52,054
                         ----------   ----------   ----------   ----------
                         $2,454,549     $565,633      $52,054   $3,072,236
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,257,385     $483,462     $692,137   $2,432,984
                         ==========   ==========   ==========   ==========

     The Corporate Trust segment's revenue decreased to $2,999,474 for the fiscal year ended March 31, 2001, compared to $3,149,154 for the fiscal year ended March 31, 2000, a decrease of 5%. The Personal Trust segment's revenue increased to $1,147,377 for the fiscal year ended March 31, 2001, compared to $693,872 for the fiscal year ended March 31, 2000, an increase of 65%.

     The Corporate Trust segment's bond servicing revenue decreased to $2,440,744 for the fiscal year ended March 31, 2001, compared to $2,592,749 for the fiscal year ended March 31, 2000, a decrease of 6%. The decrease in bond servicing revenue was primarily attributable to a decrease in the number of new nonprofit bond issuances for which the Company was serving as trustee and paying agent in the fiscal year ended March 31, 2001, compared to new non-profit bond issuances originated in the fiscal year ended March 31, 2000. Such decrease was primarily attributable to less favorable market conditions in the fiscal year ended March 31, 2001 compared to the prior year. The Company is serving as trustee and paying agent on 63 bond offerings in the original principal amount of approximately $66 million which were originated in the fiscal year ended March 31, 2001, compared to 81 bond offerings in the original principal amount of approximately $103 million which were originated in the fiscal year ended March 31, 2000. Additionally at March 31, 2001, the Company was serving as trustee and paying agent on 468 bond offerings totaling approximately $460,000,000 in original principal amount; at March 31, 2000, the Company was serving as trustee and paying agent on 448 bond offerings totaling approximately $435,000,000 in original principal amount. The Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2002 compared to its revenues from such activities in the recently-completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent.

     Revenue from the Corporate Trust segment's IRA servicing activities increased to $558,730 for the fiscal year ended March 31, 2001, compared to $556,405 for the fiscal year ended March 31, 2000, an increase of 0.4%. Revenue from the Personal Trust segment's IRA servicing activities increased to $280,988 for the fiscal year ended March 31, 2001, compared to $172,799 for the fiscal year ended March 31, 2000, an increase of 63%.

     At March 31, 2001, the Corporate Trust segment was servicing 9,710 IRA's with an aggregate value of approximately $170,000,000, and the Personal Trust segment was servicing 230 IRA's with an aggregate value of approximately $47,000,000. At March 31, 2000, the Corporate Trust segment was servicing 9,228 IRA's with an aggregate value of approximately $151,000,000, and the Personal
Trust  segment  was   servicing   205  accounts  with  an  aggregate   value  of
approximately $45,000,000. The Company anticipates that its IRA servicing revenue will increase in the fiscal year ending March 31, 2002 as a result of an increase in the number of IRA's serviced by these segments.

     The Personal Trust segment's trust revenue increased to $866,389 for the fiscal year ended March 31, 2001, compared to $521,073 for the fiscal year ended March 31, 2000, an increase of 66%. At March 31, 2001, the Personal Trust segment was serving as trustee or agent for 580 trust, investment accounts, or other accounts with a fair market value of approximately $149,000,000. At March 31, 2000, the Personal Trust segment was serving as trustee or agent for 338 trust, investment accounts, or other accounts with a fair market value of approximately $87,000,000. The Company anticipates that trust revenue will increase in the fiscal year ending March 31, 2002 as a result of an increase in the number of accounts serviced by this segment.

     Interest revenue increased to $77,604 for the fiscal year ended March 31, 2001, compared to $66,027 for the fiscal year ended March 31, 2000, an increase of 18%. The increase was primarily attributable to a larger balance held for investment.

     The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,499,462 for the fiscal year ended March 31, 2001, compared to $1,454,996 for the fiscal year ended March 31, 2000, but increased to 50% of segment revenues for the fiscal year ended March 31, 2001, compared to 46% of segment revenues in the fiscal year ended March 31, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate to $869,910 for the fiscal year ending March 31, 2001, compared to $629,285 for the fiscal year ended March 31, 2000, and decreased to 76% of segment revenues for the fiscal year ended March 31, 2001, compared to 91% of segment revenues for the fiscal year ended March 31, 2000. The Company anticipates that general and administrative expenses will decrease in the aggregate for the Corporate Trust segment in the fiscal year ended March 31, 2002, but will increase as a percentage of revenues for fiscal 2002. This will result from a smaller decrease in Corporate Trust segment expenses as compared to projected segment revenues which have decreased due to lower corporate bond servicing revenues. The Company anticipates that general and administrative expenses will increase in aggregate for the Personal Trust segment in the fiscal year ended March 31, 2002, and will increase as a percentage of revenues for fiscal 2002 levels. This will result from a larger increase in Personal Trust segment expenses as compared to projected segment revenues. Specifically, this larger increase in Personal Trust segment expenses is primarily due to increased personnel costs.

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

     The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,454,996 for the fiscal year ended March 31, 2000, compared to $1,257,385 for the fiscal year ended March 31, 1999, but decreased to 46% of segment revenues for the fiscal year ended March 31, 2000, compared to 51% of segment revenues in the fiscal year ended March 31, 1999. The Personal Trust segment's general and administrative expenses increased in the aggregate to $629,285 for the fiscal year ending March 31, 2000, compared to $483,462 for the fiscal year ended March 31, 1999, and increased to 91% of segment revenues for the fiscal year ended March 31, 2000, compared to 85% of segment revenues for the fiscal year ended March 31, 1999.

     The foregoing discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referral for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with HIA, WIS and FSG and their success in managing the trust and investment agency accounts for which they provide services; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs total approximately $160,000 through May 31, 2001; whether one or more parties will assert claims or institute legal proceedings against the Company related to the Company's services as indenture trustee on the Stevens bond offerings; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company's business segments.


           Liquidity and Capital Resources


     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,734,088 on March 31, 2001. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which will become effective on August 9, 2001. See "Item 1-Business-Regulation, Licensing and Supervision." At March 31, 2001, $515,831 of the Company's net capital met the Banking Department's liquidity requirements.

     The Company's cash and cash equivalents increased from $9,260 at March 31, 2000 to $319,204 at March 31, 2001. The increase in cash and cash equivalents results from cash provided by operating activities of $542,524, partially offset by cash used in investing activities of $110,519, and cash used in financing activities of $122,061. Cash used in investing and financing activities during the fiscal year ended March 31, 2001, resulted primarily from the purchase of property and equipment and purchase and retirement of common stock, respectively.

     The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.


           Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which established accounting and reporting standards for all derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the fiscal year ending March 31, 2002. SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

     During December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC staff issued SAB No. 101A to delay certain provisions of SAB No. 101. SAB No. 101A deferred the effective date for registrants with a fiscal year beginning between December 16, 1999 and March 15, 2000. Those registrants may report a change in accounting principle no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. In periods subsequent to transition, registrants should disclose the amount of revenue (if material to income before income taxes) recognized in those periods that was included in the cumulative effect adjustment. The Company has adopted the provisions of SAB No. 101 and the adoption did not have a material impact on our sales or revenue recognition policies.


           Risk Factors

           Lack of Liquidity of the Company's Common Stock


     The Company's Common Stock is not listed on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Company's Common Stock. The Company will continue to attempt to match stockholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, annual trading volume in the Company's Common Stock has averaged only approximately 97,000_shares in the last two years. Therefore, a stockholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he or she need or wish to do so.

           Dependence on Key Personnel and Management of Growth

     The Company's future success will depend upon the continued services of the Company's senior management. The unexpected loss of the services of any of the Company's senior management personnel could have a material adverse effect upon the Company. The Company has entered into employment agreements with certain of its senior management. See "Item 10: Executive Compensation-Employment Agreements." The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel to manage the future growth of the Company. There may be no assurance that the Company will be successful in attracting and retaining such personnel. Further, the Company's ability to manage growth successfully will require the Company to continue to improve its management, financial and operational controls. Failure to do so could have a material adverse effect upon the Company's operating results and financial condition.



  Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing Revenues

     The Company's future financial performance will depend in part upon the size of the non-profit bond market. The market for bonds issued by non-profit organizations is subject to fluctuation due to a number of factors beyond the control of the Company. Moreover, there can be no assurance that the market for bonds issued by non-profit organizations will continue at or near the levels reached in the last two fiscal years; the Company estimates that its revenues from bond servicing activities will decrease in the fiscal year ending March 31, 2002 compared to its revenues from such activities in the recently completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent. The Company's ability to continue to increase its market share will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with the broker/dealers who are primarily responsible for the sale of such non-profit bonds. See "-Dependence Upon Certain Business Relationships" and "Item 1-Business-Corporate Trust Segments-Bond Offering Services." Revenues from the Company's bond servicing activities accounted for approximately 58% of the Company's total revenues in the fiscal year ended March 31, 2001.



           Market for Personal Trust Services;
           Ability to Increase Personal Trust Service Revenues

     The Company intends for the foreseeable future to limit the activities of its Personal Trust segment to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 27% of the Company's total revenues in the fiscal year ended March 31, 2001. The Company's ability to continue to increase its revenues from personal trust services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service personal trust accounts. Additionally, at March 31, 2001, ten percent of the Company's Personal Trust account assets were held in trust for members of one family, and such accounts accounted for eight percent of the Company's Personal Trust revenues in the fiscal year ended March 31, 2001. Loss of such revenues could have a material adverse effect on the Personal Trust segment and/or the Company's results of operations. See "Item 1:
Business-Personal Trust Segment."

           Dependence Upon Certain Business Relationships


     The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 2001, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers had originated bonds representing approximately 77% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide personal trust services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.


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

           Regulation, Licensing and Supervision; Net Capital Requirements

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Banking Department. Under applicable rules and regulations of the Arizona Banking
Department, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2.7 million at March 31, 2001. Arizona law also requires that $500,000 of the Company's net capital must meet the Department's liquidity requirements. At March 31, 2001, $515,831 of the Company's net capital met the Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which will become effective on August 9, 2001. The Company is also required to satisfy other requirements under Arizona law. Additionally, the Arizona Banking Department retains broad discretion to suspend or revoke the certificate of any trust company subject to its jurisdiction (including the Company) upon the occurrence of certain events, including (i) the trust company's violation of any applicable law, rule or order, (ii) the trust company's failure to conduct business in a safe, sound and lawful manner, or
(iii) upon the occurrence of any other event set forth in Arizona Revised Statutes Section 6-864. The Company is also required to comply with federal rules and regulations in connection with the Company's service as trustee for IRA Accounts. See "Item 1: Business - Regulation, Licensing and Supervision." Failure to comply with applicable law could have a material adverse effect on the Company's results of operations and financial condition and could, in certain instances, affect the Company's certificate issued by the Arizona Banking Department. Failure to maintain such a certificate would require the Company to attempt to move its operations to another state, to discontinue its operations, or to attempt to merge or effect another business combination.

           Performance of Contractual Duties

     In the performance of its duties as trustee and paying agent on bond offerings of non-profit and other organizations, the Company is required to perform certain duties under the trust indenture for such offering and/or the federal Trust Indenture Act (15 U.S.C. ss. 77aaa et seq.) or the applicable state version of such Act (if any). In the Company's capacity as trustee, such duties include: receiving proceeds from the sale of the bonds; distributing such proceeds according to the purposes of the bond offering; investing such proceeds pending distribution; receiving periodic sinking fund payments by the bond issuer; procuring a security interest in collateral from the bond issuer to secure the issuer's bonds; perfecting such security interest; and, in the event of default by a bond issuer, taking possession of and/or selling the collateral. In the Company's capacity as paying agent, such duties include distributing sinking fund payments to bondholders. Failure to perform such duties in the manner required by the trust indenture or applicable law could cause the Company to incur material liabilities, which in turn could have a material adverse effect on the Company's results of operations and financial condition.



           Bankruptcy of Stevens Financial Group

     The Company is serving as indenture trustee under seven Trust Indentures issued by Stevens Financial Group, a financial services firm headquartered in Springfield, Missouri ("Stevens"). The Trust Indentures secure obligations of Stevens under certain debt instruments designated as Time Certificates and Fixed Rate Investments.

     Stevens has defaulted on all of its outstanding Time Certificates and Fixed Rate Investments, and on March 19, 2001 Stevens filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). Based on information provided to the Company to date, the aggregate unpaid principal amount of such debt instruments is approximately $64 million, and accrued and unpaid interest through the date of the filing of the Stevens Bankruptcy Proceeding is approximately $13.5 million.

     The Company has incurred costs and expenses of approximately $160,000 through May 31, 2001 in connection with the Stevens Bankruptcy Proceeding. The Company will continue to incur additional costs and expenses related to this matter for the foreseeable future. Future costs and expenses may be material. The Company may not be able to recover a portion or any of the costs it has incurred or which it incurs in the future in the Stevens Bankruptcy Proceeding. In the event the Company cannot recover the costs it has incurred and which it incurs in the future in the Stevens Bankruptcy Proceeding, the Company's results of operations for the fiscal year ending March 31, 2002 will be materially and adversely affected, and the Company's results of operations for future periods and financial condition could be materially and adversely affected.

     Additionally, although no litigation is pending or has been threatened against it arising from the Stevens Bankruptcy Proceeding, it is possible that one or more holders of Time Certificates or Fixed Rate Investments could assert claims against the Company. Such claims would result in additional costs and expenses to the Company. The Company could also suffer damages in excess of applicable insurance coverage limits as a result of such claims.



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




Item 7.    Financial Statements.

     The Company's audited financial statements, containing balance sheets as of March 31, 2001 and 2000, and related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001, are set forth on the following pages.

                             COLONIAL TRUST COMPANY
                          Index to Financial Statements

                                                                 Page

Independent Auditors' Report                                       28

Balance Sheets as of March 31, 2001,
       and 2000                                                    29

Statements of Earnings for the years
       ended March 31, 2001, 2000, and 1999                        30

Statements of Stockholders' Equity for
       the years ended March 31, 2001, 2000, and 1999              31

Statements of Cash Flows for the Years
       ended March 31, 2001, 2000, and 1999                        32

Notes to Financial Statements                                      33

                             Colonial Trust Company
                          Independent Auditors' Report


The Board of Directors
Colonial Trust Company:


     We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 2001 and 2000, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                             /s/KPMG LLP

Phoenix, Arizona
June 7, 2001

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 2001 and 2000



        Assets                                  2001         2000
                                             ----------   ----------
Cash and cash equivalents                    $  319,204        9,260
Receivables                                     824,111      802,122
Note receivable                                 381,507      378,387
Property and equipment, net                     796,036      843,095
Excess of cost over fair value acquired, net    116,911      129,081
Restricted cash                                 515,831      502,556
Other assets                                     97,478      100,421
                                             ----------   ----------

                                             $3,051,078    2,764,922
                                             ----------   ----------

        Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $  304,797      197,132
Income taxes payable                               -          46,301
Deferred income taxes                            12,193        7,249
                                             ----------   ----------

                                                316,990      250,682
                                             ==========   ==========

Stockholders' equity:
     Common stock, no par value. Authorized
     25,000,000 shares; issued and outstanding
     720,843 and 755,234 shares at
     March 31, 2001, and 2000, respectively
                                                578,911      555,177
     Additional paid-in capital                 506,208      505,347
     Retained earnings                        1,648,969    1,453,716
                                             ----------   ----------

               Total stockholders' equity     2,734,088    2,514,240

Commitments and contingencies
(note 9)                                      ---------    ---------
                                             $3,051,078    2,764,922
                                             ==========   ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Earnings

                    Years ended March 31, 2001, 2000 and 1999



                                           2001         2000         1999
                                        ---------    ---------    ---------

Revenue:
     Bond servicing income              $2,440,744    2,592,749    2,006,221
     IRA servicing fees - corporate        558,730      556,405      448,328
     IRA servicing fees - personal         280,988      172,799      120,064
     Trust income                          866,389      521,073      445,569
     Interest income                        77,604       66,027       52,054
                                        ----------   ----------   ----------

            Total revenue                4,224,455    3,909,053    3,072,236

General and administrative expenses      3,646,439    3,184,786    2,432,984
                                        ----------   ----------   ----------

            Earnings before income taxes   578,016      724,267      639,252

                Income taxes               236,968      292,344      260,294
                                        ----------   ----------   ----------

            Net earnings                $  341,048      431,923      378,958
                                        ==========   ==========   ==========

Basic earnings per share                $     0.47         0.57         0.49
                                        ==========   ==========   ==========

Diluted earnings per share              $     0.46         0.55         0.49
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    basic                                  723,040      758,185      765,768
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    diluted                                748,383      780,907      779,377
                                        ==========   ==========   ==========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 2001, 2000 and 1999


                                             Common Stock           Additional                Total
                                         ------------------------   Paid-In      Retained     Stockholders'
                                         Shares       Amount        Capital      Earnings     Equity
                                         -------      -------      -------      --------     ---------
Balances at March 31, 1998               772,929   $  554,942      505,347       696,180     1,756,469

Common stock acquired and
  retired                                (11,686)        -            -          (35,135)      (35,135)

Issuance of common stock
  under stock option plan                     94          235         -             -              235

Net earnings                                -            -            -          378,958       378,958
                                         -------      -------      -------     ---------     ---------

Balances at March 31,1999                761,337      555,177      505,347     1,040,003     2,100,527

Common stock acquired and
   retired                                (6,103)        -            -          (18,210)      (18,210)

Net earnings                                -            -            -          431,923       431,923
                                         -------      -------      -------      --------     ---------

Balances at March 31, 2000               755,234      555,177      505,347     1,453,716     2,514,240


Common stock acquired and
   retired                               (42,391)        -            -         (145,795)     (145,795)

Issuance of common stock
   under stock option plan                 8,000       23,734         -             -           23,734

Tax benefit on stock options
 exercised                                  -            -             861          -              861

Net earnings                                -            -            -          341,048       341,048
                                         -------      -------      -------     ---------     ---------

Balances at March 31, 2001               720,843   $  578,911      506,208     1,648,969     2,734,088
                                         =======      =======      =======     =========     =========


   See accompanying notes to financial statements.


                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows

                    Years ended March 31, 2001, 2000 and 1999

                                                                     2001        2000          1999
                                                                 ----------   ---------     ---------
Cash flows from operating activities:

     Net earnings                                                $  341,048     431,923       378,958
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
            Depreciation and amortization                           153,353     133,000        95,315
            Deferred income taxes                                     4,944     (13,046)        8,465
            Tax benefit on stock options purchased                      861        -             -
            Increase (decrease) in cash resulting from changes in:

                 Receivables                                        (21,989)   (283,727)     (127,637)
                 Other assets                                         2,943       5,586          (558)
                 Accounts payable and accrued liabilities           107,665     (83,332)      148,089
                 Income taxes payable                               (46,301)    (61,652)       60,348
                                                                 ----------   ----------   ----------

                      Net cash provided by operating
                      activities                                    542,524      128,752      562,980
                                                                 ----------   ----------   ----------

Cash flows from investing activities:

     Payment received on note receivable                            425,000      260,000         -
     Additions to note receivable                                  (428,120)    (219,303)     (29,595)
     Purchase of property and equipment                             (94,124)    (152,230)    (182,359)
     Increase in restricted cash                                    (13,275)    (165,005)    (169,345)
                                                                 -----------  -----------  ----------

                        Net cash used in investing activities      (110,519)    (276,538)    (381,299)
                                                                 -----------  -----------  ----------

Cash flows from financing activity:

     Purchase and retirement of common stock                       (145,795)     (18,210)     (35,135)
     Proceeds from issuance of common stock under stock
       option plan                                                   23,734         -             235
                                                                 -----------  -----------  ----------

                      Net cash used in financing activities        (122,061)     (18,210)     (34,900)
                                                                 -----------  -----------  ----------

                           Increase (decrease) in cash and cash
                           equivalents                              309,944     (165,996)     146,781

Cash and cash equivalents at beginning of year                        9,260      175,256       28,475
                                                                 -----------  -----------  ----------

Cash and cash equivalents at end of year                         $  319,204        9,260      175,256
                                                                 ===========  ===========  ==========
Supplemental disclosures:
     Income taxes paid                                           $  300,000      367,041      191,481
                                                                 ===========  ===========  ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999





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

     Colonial serves as trustee under various bond indentures for issuers of bonds in 40 states and one province in Canada. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 2001, Colonial was serving as trustee for the benefit of the bondholders on 468 bond offerings totaling approximately $460,000,000 in original principal amount. The amount of sold and unmatured bonds total approximately $360,000,000 at March 31, 2001. Colonial also serves as a trustee of 9,710 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $170,000,000 at March 31, 2001.

     Colonial also serves as trustee or agent, provides investment management, administration, and custodial services through its Personal Trust segment. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 580 accounts with a fair market value totaling approximately $149,000,000 at March 31, 2001. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 230 accounts as custodian with a fair market value of approximately $47,000,000 at March 31, 2001.

     (b) Basis of Presentation

     On September 24, 1998, the Company's shareholders approved a one-for-ten reverse common stock split. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse common stock split.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


     (c) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The profitability of Colonial is dependent upon the ability of investment broker-dealers to originate bond programs for which Colonial serves as trustee. At March 31, 2001, approximately 77% of the total bond issues processed were originated by 4 broker-dealers. For the year ended March 31, 2001, 3 broker-dealers had originated 94% of the aggregate principal amount of all new bond issues. At March 31, 2000, approximately 79% of the total bond issues processed were originated by 4 broker-dealers.

     In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of each account. The second fee structure relates to an annual minimum fee which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.

     At March 31, 2001, 10% of Colonial's Personal Trust account assets were held in trust for members of one family. The combined trust accounts approximated 8% of Colonial's Personal Trust income revenues. At March 31, 2000, 22% of Colonial's Personal Trust account assets were held in trust for members of one family. The combined trust accounts approximated 14% of Colonial's Personal Trust income revenues.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


     (e) Cash Equivalents and Concentration of Credit Risk

     Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2001 and 2000 consist primarily of money market accounts, which invest, primarily in short-term government securities.

     Colonial places its cash in insured financial institutions and United States government securities with original maturities of three months or less. Periodically during the year, Colonial maintains cash and cash equivalents on deposit at financial institutions in excess of the FDIC insurance limit of $100,000.

     (f) Note Receivable

     Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impaired notes receivable during fiscal 2001, 2000 and 1999.

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

     (h) Excess of Cost Over Fair Value Acquired (Goodwill)

     Goodwill is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $65,919 and $53,749 at March 31, 2001 and 2000, respectively.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999

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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


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


(3) Property and Equipment

    Property and equipment consists of the following:

                                2001         2000
                         -----------  -----------

       Land               $  157,241      157,241
       Building              449,912      449,912
       Furniture             192,428      179,729
       Equipment             607,201      525,777
                         -----------  -----------

                           1,406,782    1,312,659
       Less accumulated
         depreciation        610,746      469,564
                         -----------  -----------

                          $  796,036      843,095
                         ===========  ===========



(4)        Income Taxes

     Income taxes amounted to $236,968, $292,344 and $260,294 for 2001, 2000 and
1999, respectively. The actual income taxes differ from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

                                2001         2000         1999
                         -----------  -----------  -----------

Computed "expected"
   income taxes           $  196,525      246,250      217,346
State taxes (net of
   federal income tax
   benefit)                   31,853       39,297       36,006
Other items, net               8,590        6,797        6,942
                         -----------  -----------  -----------

                          $  236,968      292,344      260,294
                         ===========  ===========  ===========

Effective income tax rate       41.0%        40.4%        40.7%
                         ===========  ===========  ===========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


        Components of income taxes consist of:

                             Current     Deferred        Total
                         -----------  -----------  -----------
2001:
    Federal                $ 184,769        3,937      188,706
    State                     47,255        1,007       48,262
                         -----------  -----------  -----------
                           $ 232,024        4,944      236,968
                         ===========  ===========  ===========

2000:
    Federal                $ 243,193      (10,389)     232,804
    State                     62,197       (2,657)      59,540
                         -----------  -----------  -----------
                           $ 305,390      (13,046)     292,344
                         ===========  ===========  ===========

1999:
    Federal                $ 199,234        6,506      205,740
    State                     52,595        1,959       54,554
                         -----------  -----------  -----------

                           $ 251,829        8,465      260,294
                         ===========  ===========  ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 2001 and 2000 are presented below:

                                                          2001         2000
                                                   -----------  -----------
  Deferred tax liability--property and equipment,
   principally due to differences in depreciation     $ 12,193        7,249
                                                   ===========  ===========


(5) Stock Option Plans

     Colonial's shareholders approved Colonial's Incentive Stock Option Plan for employees of the Company (the ISOP) and Colonial's Non-Employee Directors Stock Option Plan (the Directors Plan) on April 25, 1996.

     Pursuant to the ISOP, Colonial's Board of Directors is authorized to grant either incentive stock options or nonstatutory stock options. The exercise price of incentive stock options granted under the ISOP must be equal to the fair market value per share on the date of grant, and the exercise price of nonstatutory stock options must be at least 50% of the fair market value per share on the date of grant. A total of 200,000 shares have been reserved for issuance under the ISOP.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


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

     At March 31, 2001, there were 114,707 shares available for grant under the ISOP Plan and 12,500 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $1.13, $1.05 and $.97, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of 6 years for 2001, 2000 and 1999.

     Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amount indicated below for the years ended March 31, 2001, 2000 and 1999:

                                2001         2000         1999
                         -----------  -----------  -----------
Net earnings:
    As reported            $ 341,048    $ 431,923    $ 378,958
                         ===========  ===========  ===========
    Pro forma              $ 330,116    $ 420,728    $ 368,255
                         ===========  ===========  ===========

Earnings per share:
    As reported - basic    $     .47    $     .57    $     .49
                         ===========  ===========  ===========
    As reported - diluted  $     .46    $     .55    $     .49
                         ===========  ===========  ===========

    Pro forma - basic      $     .46    $     .55    $     .48
                         ===========  ===========  ===========
    Pro forma - diluted    $     .44    $     .54    $     .47
                         ===========  ===========  ===========

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods ranging from zero to three years.

     A summary of the stock options which have been issued, exercised and forfeited follows:

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999



                        Year ended March 31, 2001   Year ended March 31, 2000  Year ended March 31, 1999
                          -----------------------   -------------------------  -------------------------
                                         Weighted                  Weighted                    Weighted
                            Number       average        Number      average      Number        average
                          of shares      exercise     of shares    exercise     of shares      exercise
                                          price                      price                      price
                          ----------   ----------   -----------  -----------   -----------   -----------
Balance at the beginning
   of the year               132,231       $ 2.71       130,483       $ 2.69       122,577       $ 2.67
Granted                        4,500         3.50         8,000         3.25         8,000         3.00
Forfeited                    (14,032)        2.94        (6,252)        2.90          --            --
Exercised                     (8,000)        2.97          --            --            (94)        2.50
                          ----------   ----------   -----------  -----------   -----------   ----------
Balance at the end
   of the year               114,699       $ 2.70       132,231       $ 2.71       130,483       $ 2.69
                          ==========   ==========   ===========  ===========   ===========   ==========

Exercisable at the end
   of the year               114,699       $ 2.70       127,231       $ 2.71       106,483       $ 2.69
                          ==========   ==========   ===========  ===========   ===========   ==========


(6) Fair Value of Financial Instruments

     The following summary presents a description of the methodologies and assumptions used to determine the fair value of the Company's financial instruments.

     (a) Cash and Cash Equivalents

     The carrying amount is assumed to be the fair value because of the short-term nature and liquidity of these instruments.

     (b) Receivables and Note Receivable

     Fair value is considered to be equal to the carrying value of the accounts and note receivable, as they are generally short-term in nature and the related amounts approximate fair value or are receivable on demand.

     (c) Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 2001 and 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


(7) Net Earnings Per Share

     A summary of the Company's basic and diluted earnings per share are as follows:

                                               Years ended March 31
                                      -------------------------------------
                                             2001         2000         1999
                                      -----------  -----------  -----------

    Net earnings                        $ 341,048      431,923      378,958
                                      ===========  ===========  ===========
    Basic EPS - weighted average shares
     outstanding                          723,040      758,185      765,768
                                      ===========  ===========  ===========
    Basic earnings per share            $     .47          .57          .49
                                      ===========  ===========  ===========
    Basic EPS - weighted average shares
      outstanding                         723,040      758,185      765,768
    Effect of dilutive securities -
      stock options                        25,343       22,721       13,609
                                      -----------  -----------  -----------
    Dilutive EPS - weighted average
       shares outstanding                 748,383      780,967      779,377
                                      ===========  ===========  ===========
    Diluted earnings per share          $     .46          .55          .49
                                      ===========  ===========  ===========


(8) Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended March 31, 2001, 2000 and 1999, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

     In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category. Identifiable assets by business segment are those assets used in each segment of Company operations.


                                          Corporate     Personal    Corporate
                                           Trust          Trust       Other       Total
                                        -----------  ----------  -----------  -----------
March 31, 2001:
Service fee revenue                      $2,999,474   1,147,377         --      4,146,851
Interest revenue                             -            --         77,604        77,604
                                        -----------  ----------  -----------  -----------

                                         $2,999,474   1,147,377      77,604     4,224,455
                                        -----------  ----------  -----------  -----------

Operating expenses:
  General and administrative             $1,444,520     859,387    1,189,179    3,493,086
  Depreciation and amortization              54,942      10,523       87,888      153,353
                                        -----------  ----------  -----------  -----------

                                         $1,499,462     869,910    1,277,067    3,646,439
                                        -----------  ----------  -----------  -----------

Earnings(loss) before taxes              $1,500,012     277,467   (1,199,463)     578,016
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  783,583     154,103    2,113,392    3,051,078
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $   21,337      15,811       56,976       94,124
                                        ===========  ==========  ===========  ===========

March 31, 2000:
Service fee revenue                      $3,149,154     693,872         --      3,843,026
Interest revenue                             --           --          66,027       66,027
                                        -----------  ----------  -----------  -----------
                                         $3,149,154     693,872       66,027    3,909,053

Operating expenses:
  General and administrative             $1,402,607     621,859    1,027,320    3,051,786
  Depreciation and amortization              52,388       7,426       73,186      133,000
                                        -----------  ----------  -----------  -----------

                                         $1,454,995     629,285    1,100,506    3,184,786
                                        -----------  ----------  -----------  -----------

Earnings (loss) before taxes             $1,694,159      64,587   (1,034,479)     724,267
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  783,024     244,919    1,736,979    2,764,922
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $   56,870      11,121       84,239      152,230
                                        ===========  ==========  ===========  ===========


March 31, 1999:
Service fee revenue                      $2,454,549     565,633         --      3,020,182
Interest revenue                             --            --         52,054       52,054
                                        -----------  ----------  -----------  -----------
                                         $2,454,549     565,633       52,054    3,072,236

Operating expenses:
  General and administrative             $1,213,498     475,427      648,744    2,337,669
  Depreciation and amortization              43,887       8,035       43,393       95,315
                                        -----------  ----------  -----------  -----------

                                         $1,257,385     483,462      692,137    2,432,984
                                        -----------  ----------  -----------  -----------

Earnings (loss) before taxes             $1,197,164      82,171     (640,083)     639,252
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  484,388     190,518    1,834,333    2,509,239
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $  104,646       5,805       71,908      182,359
                                        ===========  ==========  ===========  ===========


                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2001, 2000 and 1999


(9) Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of March 31, 2001. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $515,831 at March 31, 2001. These assets are classified as restricted cash in the accompanying balance sheets as of March 31, 2001.

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, the effect of such matters will not have a material adverse effect on the Company.

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures which secure obligations of Stevens under certain time certificates and fixed rate investments (debt instruments). Stevens has defaulted on all outstanding debt instruments.

     To date, no legal proceedings are pending against the Company related to the Stevens Bankruptcy Proceeding or the Company's services as Indenture Trustee under the Trust Indentures. However, the Company has incurred costs and expenses of approximately $39,324 through March 31, 2001 in connection with the Stevens Bankruptcy Proceeding. These costs have been recorded as a receivable as of March 31, 2001, as the related trust Indentures specifically indicate the Company shall be reimbursed for these types of costs incurred by the Company acting as Trustee. Collection is subject to approval of the creditors and/or the Bankruptcy Court in the Stevens Bankruptcy Proceeding. Management believes that the receivable is collectible, and that historical and contractual evidence supports recording the balance in full.

     The Company will continue to incur additional costs related to this matter. In the event such costs are material, and the Company does not recover such costs, this could have a material adverse effect on the Company's financial condition and results of operations. Additionally, claims may be asserted or litigation may be initiated against the Company relating to its service as Indenture Trustee under the Stevens Trust Indentures.

     Additionally, although no litigation is pending or has been threatened against it arising from the Stevens Bankruptcy Proceeding, it is possible that one or more holders of Time Certificates or Fixed Rate Investments could assert claims against the Company. Such claims would result in additional costs and expenses to the Company. The Company could also suffer damages in excess of applicable insurance coverage limits as a result of such claims.

Item 7.a   Qualitative Risk

     The Company does not have significant market risk due to the fact that it does not have any long-term debt and does not invest in derivatives.


Item 8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.

     None







                          PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table contains information regarding the directors and executive officers of the Company at March 31, 2001:

        Name                Position                  Age

    Lynn R. Camp            Chairman of the Board     64
                            and Director

    Randall K. Barton       Director                  47

    Gerald G. Morgan        Director                  45

    John K. Johnson         President and Chief       43
                            Executive Officer and
                            Director

    Cecil E. Glovier        Chief Operating Officer   49
                            Secretary

    Kurt J. Kiesling        Vice President            34

    Ian B. Currie           Controller/Treasurer      47

    Bruce L. Mitchell       Vice President            54

    Susan D. Carlisle       Vice President            41



     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Lynn R. Camp was a member of the Board of Directors of Church Loans prior to becoming a director of the Company.

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

     Randall K. Barton has served as a director of the Company since January 25, 2001. Mr. Barton is President and CEO Of Assemblies of God Financial Services Group, a national trust foundation, retirement fund and lending company located in Springfield, Missouri. Mr. Barton has served in these capacities from 1992 until the present.

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

     Cecil E. Glovier has served as Chief Operating Officer/Secretary of the Company since August 2000. He previously served as the Company's Senior Vice President/Secretary from August 1996 to August 2000 and Vice President/Secretary from November 1995 to August 1996. He served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period he also was engaged as a mutual fund and life insurance sales representative. Mr. Glovier is employed pursuant to the terms of an employment agreement with the Company. See "Item 10 - Executive Compensation - Employment Agreements" and
Exhibit 10(g) hereto.

     Bruce L. Mitchell has served as Vice President of the Company since January 2000. Prior to his employment with the Company, he served as Vice President of M&I Bank in Phoenix, Arizona from December 1998 to December 1999. Mr. Mitchell was also Vice President of Wright Investor Services from April 1993 to September 1998.

     Kurt J. Kiesling has served as Vice President of the Company since September 2000. He previously served as Manager of Corporate Trust IRA and Bond Operations from April 1999 to August 2000, and Manager of Corporate Trust IRA department from January 1997 to March 1999. Prior to his employment with the Company, Mr. Kiesling served as a Financial Analyst for a national HMO from August 1995 to January 1997 and as an Internal Auditor for the City of Phoenix from December 1993 to July 1995.

     Ian B. Currie has served as Controller/Treasurer of the Company since August 2000. Prior to his employment with the Company, he served as a Consultant to the Company on various accounting matters from October 1999 to July 2000, and as Controller and Investment Administrator for a private investment company in Phoenix, Arizona from November 1994 to September 1999. Mr. Currie was an independent accounting consultant from June 1993 to October 1994, and prior to this, served in a variety of positions from Accounting Manager to Controller with a group of privately held investment, real estate and oil and gas companies in Houston, Texas from May 1978 to May 1993. Mr. Currie is a certified public accountant.

     Susan D. Carlisle has served as Vice President of the Company since May 1999 and Legal Compliance Department Manager since July 1996. She previously served as Assistant Vice President of the Company from November 1995 to June 1996 and Compliance Administrator from November 1994 to October 1995. Prior to her employment with the Company, Ms. Carlisle was a Loan Administrator for Wells Fargo Realty Advisors and Assistant to the General Counsel of a Property Developer and Management Company. Ms. Carlisle is a certified legal assistant.

     Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2001.

Item 10.   Executive Compensation

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to Messrs. John K. Johnson, the Company's Chief Executive Officer, Cecil E. Glovier, the Company's Chief Operating Officer, and, Bruce L. Mitchell, Company Vice President, respectively (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation             Long-Term Compensation
                            ---------------------------------------   -----------------------
                                                                          Securities
                               Fiscal                                     Underlying
Name & Principal Position       Year       Salary        Bonus            Option/SARS(#)
-------------------------   -----------  -----------  -----------     -----------------------
John K. Johnson                 2001       $94,500      $31,393    (a)          0
  CEO-President                 2000       $95,774      $37,687    (a)       (a) (d)
                                1999       $85,833      $33,388                 0

Cecil E. Glovier                2001       $85,000      $31,359    (b)       (b) (d)
  Chief Operating Officer       2000       $80,369      $37,687    (b)          0
                                1999       $74,100      $33,388                 0

Bruce L. Mitchell               2001       $76,249      $56,192    (c)          0
  Vice President


(a) On July 1, 1996, Mr. Johnson was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Bonus amount excludes $4,004 and $3,873 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 2001 and 2000, respectively.

(b) On October 1, 1996, Mr. Glovier was granted an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 10,000 such shares vested immediately upon grant. On August 11, 1997, Mr. Glovier was granted an option to purchase 15,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase shares vested in three increments of 5,000 each on August 11, 1998, 1999 and 2000. Bonus amount excludes $2,863 and $4,086 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 2001 and 2000, respectively.





(c) Bonus amount excludes $2,413 contributed by the Company to the 401(k) account for Mr. Mitchell for the fiscal year ended March 31, 2001.

(d) All share amounts and per-share exercise prices have been adjusted to reflect the 1-for-10 reverse stock split which occurred in fiscal 1999.


     The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officers:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)


                              Number of   Percent of
                             Securities  Total Options  Exercize
                             Underlying   Granted to    or Base
                               Options   Employees in   Price
 Name & Principal Position     Granted    Fiscal Year   ($/sh)       Date
--------------------------  -----------  -----------  ----------- -----------

John K. Johnson                   0           0            N/A       N/A
  CEO-President

Cecil E. Glovier                  0           0            N/A       N/A
  Chief Operating Officer




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

         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR END OPTION/SAR VALUES


                                                    Securities     Unexercized
                            Shares                  Underlying     In-the-Money
                            Acquired                Unexercized    Options at
                              on        Value       Options at     FY-end($)
Name & Principal            Exercize    Realized    FY-End ($)     Exercizable
Position                     (#)         ($)        Exercisable/   Unexercisable
                                                    Unexercisable
------------------       ---------    ----------   --------------  ------------

John K. Johnson               0            0          30,000/0      $30,000/$0
CEO-President

Cecil E. Glovier              0            0          25,000/0      $25,000/$0
Chief Operating Officer




           Employment Agreements

     The Company has entered into employment agreements with Mr. Johnson, the Company's President and Mr. Glovier, the Company's Chief Operating Officer.

     Mr. Johnson's agreement had a three-year term that originally ran through June 30, 1999. Under the agreement, Mr. Johnson's base salary was $80,000 per year. The agreement was amended as of August 27, 1998 to increase the base salary to $90,000 per year and has been extended through June 30, 2002. The agreement was amended as of August 1, 1999 to increase the base salary to $94,500 per year. The agreement will automatically be extended for an additional one-year term commencing July 1, 2002, unless either the Company or Mr. Johnson notifies the other at least sixty (60) days prior to the end of the current term of the intention not to renew the agreement. Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1997. Upon mutual agreement between Mr. Johnson and the Company for the years ended March 31,2001 and 2000, the annual bonus was reduced to an amount equal to seven and one-half percent of the total after-tax net income. The bonuses were $31,393 and $37,687, or $10,464 and $12,562 less than what would have been paid under the original bonus agreement for fiscal years ended March 31, 2001 and 2000, respectively. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. The agreement also provided for 30,000 incentive stock options with an exercise price of $2.50 per share, a total of 15,000 of which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

     Mr. Glovier's agreement had a three year term that originally ran through August 10, 2000. Under the agreement, Mr. Glovier's base salary was $72,000 per year. The agreement was amended as of September 1, 1998 to increase the base salary to $76,500 per year. The agreement was amended as of August 18, 1999 to increase the base salary to $80,892 per year. A new agreement was entered into on April 1, 2000 with a three year term. Under the agreement, Mr. Glovier's base salary is $85,000 per year. The agreement will automatically be extended for an additional one year term commencing April 1, 2003 unless either the Company or Mr. Glovier notifies the other at least sixty(60) days prior to the end of the current term of the intention not to renew the agreement. Under the August 11, 1997 agreement Mr. Glovier was also entitled to an annual bonus in each fiscal year that the Company generated after-tax net earnings (after payment of income taxes) calculated according to the following formula: (a) for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; (b) for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income; (c) for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; and (d) for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income. Under the terms of the April 1, 2000 agreement, Mr. Glovier is also entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula:(y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to seven and one-half percent(7 1/2%) of the Company's total issued and outstanding Common Stock at March 31, 2000. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 2000 shall be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, shall be paid within ninety(90)days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2001, Mr. Glovier received a bonus of $31,359 under his employment agreement. Mr. Glovier's agreement provides for 25,000 incentive stock options with an exercise price of $2.50 per share, a total of 10,000 which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on August 11, 1998, 1999 and 2000, respectively. Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. The agreement also contains confidentiality and non-compete covenants.

           Directors' Compensation

     The Company's non-employee directors were paid $17,100 in cash as a group during the fiscal year ended March 31, 2001 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31, 2001 was $3.50 per share. Directors who are also officers of the Company are not compensated for their services as directors.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 1, 2001, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock:




       Name and Address                  Amount and Nature            Percent
       of Beneficial Owner               of Beneficial Owner(1)       of Class

       Lynn R. Camp                 (2)  25,602 shares                3.4%
       3517 Tripp
       Amarillo, Texas 79121

       Randall K. Barton                 31,431 shares                4.3%
       5337 S. Stonehaven Dr
       Springfield, Mo 65809

       Gerald G. Morgan, Jr.        (2)  18,581 shares                2.5%
       4705 Olsen
       Amarillo, Texas 79106

       John K. Johnson              (3)  40,976 shares                5.4%
       3414 E. Clark Road
       Phoenix, Arizona 85024

       William and Sue Johnson      (4)  45,586 shares                6.2%
       14001 Interstate 27
       Amarillo, Texas 79119

       Cecil E. Glovier             (5)  28,074 shares                3.7%
       16925 Roadrunner Road
       Mayer, Arizona 86333

       Bruce L. Mitchell                 1,000  shares                (6)
       1974 E. McNair Dr
       Tempe, AZ 85283-4922


       Directors and Executive
         Officers as a Group
             (6 persons)                 145,664 shares               17.9%

     (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 30, 2001 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purpose of calculating the percentage owned by each other shareholder listed. Except as otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding. Except as described above and as otherwise noted, all figures are based upon a total of 732,290 shares of Common Stock issued and outstanding.

     (2) The totals for Messrs. Camp and Morgan include 12,500 shares of Common Stock subject to immediately exercisable options held by each of Messrs. Camp and Morgan with the following exercise prices per share: 6,500 shares at $2.50, 3,000 shares at $3.00, 1,500 shares at $3.25 and 1,500 shares at $3.50.

     (3) The total for Mr. Johnson includes 30,000 shares of Common Stock subject to immediately exercisable options which have an exercise price of $2.50 per share.

     (4) Includes 35,032 shares owned by Amberwood Management Co., of which Mr. and Mrs. Johnson, through trusts of which they are the sole trustees, own all of the issued and outstanding shares of capital stock of Amberwood. Mr. and Mrs. Johnson therefore control the disposition of the shares owned by Amberwood and may be deemed the beneficial owners of such shares. Mr. and Mrs. Johnson are the parents of Mr. John K. Johnson.

     (5) The total for Mr. Glovier includes 25,000 shares of Common Stock subject to immediately exercisable options which have an exercise price of $2.50 per share.

     (6) Represents less than one percent of the outstanding Common Stock.


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

    (a)(1) Financial Statements of the Company are set forth in Part II, Item 7.

       (2)    Exhibits

   Exhibit Number                                                   Page Number

     3.    (i)       Articles of Incorporation                               *
           (ii)      By-Laws                                                 *

    10.    (a)       Form of IRA Account Agreement                          **
           (b)       Form of Trust Indenture Agreement                      **
           (c)       Employment Agreement with John K. Johnson
                     dated July 1, 1996                                    ***
           (d)       First Amendment to Employment agreement with
                     John K. Johnson dated August 27, 1998                 ***
           (e)       Letter Amendment to Employment Agreement with
                     John K. Johnson dated August 2, 1999                  ***
           (f)       Employment Agreement with Cecil E. Glovier
                     dated August 11, 1997                                 ***
           (g)       First Amendment to Employment Agreement with
                     Cecil E. Glovier dated September 1, 1998              ***
           (h)       Employment Agreement with Cecil E. Glovier
                     dated April 1, 2000                                   ***
           (i)       Employee Stock Option Plan dated
                     April 25, 1996                                        ***
           (j)       Non-Employee Directors Stock Option Plan dated
                     April 25, 1996                                        ***


   * Incorporated by reference to Exhibit No. 3 to the Registrant's Form 10 dated October 24, 1990.

  ** Incorporated by reference to Exhibit No. 10 to Registrant's Annual Report on Form 10-KSB dated June 21, 1991

 ***        Filed herewith.

           (b) Reports on Form 8-K

                None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          COLONIAL TRUST COMPANY


                                                            BY:/s/ Ian B. Currie
                                                                   Ian B. Currie
                                                            Controller/Treasurer
                                                        (Principal Financial and
                                                             Accounting Officer)

Date:  June 29, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                    Title                      Date


* Lynn R. Camp                 Chairman of the Board    June 29, 2001
Lynn R. Camp


* Randall K. Barton            Director                 June 29, 2001
Randall K. Barton


* Gerald G. Morgan             Director                 June 29, 2001
Gerald G. Morgan


* John K. Johnson              President and            June 29, 2001
John K. Johnson                Director
                               (Principal Executive
                                Officer)


*By: /s/ Ian B. Currie
     Ian B. Currie
     Attorney-in-Fact

Exhibit 10(c)

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the 'Agreement') is entered into as of July 1, 1996, by and between COLONIAL TRUST COMPANY, an Arizona corporation with its principal place of business in Phoenix, Arizona (the 'Company'), and JOHN K. JOHNSON, a resident of the State of Arizona ('Johnson').

                                    RECITALS

     A. Johnson is the President and Chief Executive Officer of the Company.

     B. Johnson is currently an at-will employee of the Company.

     C. The Company is engaged in the following businesses:(i) the Company serves as trustee and paying agent on bond financings for churches and other non-profit organizations located throughout the United States; (ii) the Company serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of non-profit organizations located throughout the United States, and (iii) the Company serves as trustee or agent, providing investment management, administration and custodial services for trust or investment agency accounts, most of which accounts are located in Arizona.

     D. The Company and Johnson desire to continue Johnson's relationship with the Company and to memorialize the terms of Johnson's employment with the Company.
                                    AGREEMENT

     1. Employment. The Company hereby continues to employ Johnson and Johnson hereby accepts such employment upon the terms and conditions set forth herein. Johnson shall continue to reside in Phoenix, Arizona.

     2. Duties of Employment. Johnson shall continue to serve as President and Chief Executive Officer of the Company. In such capacities, Johnson shall continue to perform such duties and services, consistent with Johnson's role as the Company's senior executive officer, as the Board of Directors may assign or delegate to him from time to time. Johnson also currently serves as a director of the Company; during the term of this Agreement, the Company shall nominate Johnson for election as a director and shall use its best efforts to cause the shareholders of the Company to re-elect Johnson as a director of the Company for so long as Johnson remains President and Chief Executive Officer under this Agreement. In the event that Johnson voluntarily terminates his employment with the Company or the Company terminates Johnson's employment with the Company pursuant to Section 5 of this Agreement, then Johnson agrees to resign immediately as a director of the Company.

     Throughout the term of this Agreement, Johnson will devote his entire working time, energy, skill and best efforts to the performance of his duties hereunder in a manner which will faithfully and diligently further the business interests of the Company. Notwithstanding the foregoing, Johnson shall be permitted to serve as a director of additional organizations and participate in other activities for other groups upon the prior approval of the Board of Directors.

     3. Term. This Agreement shall commence on July 1, 1996 and shall continue in effect until June 30, 1999. The Agreement shall automatically be extended for one year terms commencing as of July 1, 1999 and thereafter at the end of each successive year commencing on July 1 unless either the Company or Johnson notifies the other party in the manner provided herein of his or its intention not to renew the Agreement at least sixty (60) days prior to the end of the then-current term.

     4.   Compensation  and  Benefits.   Johnson  shall  receive  the  following
compensation for his services during his term of employment hereunder:

     (a) Salary. Johnson shall receive a base salary of $80,000 per year, payable in accordance with the standard payroll policies of the Company. Additionally, Johnson shall receive an annual performance and salary review from the Board of Directors,

     (b) Bonuses. Johnson shall be entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula: (y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to ten percent (10%) of the Company's total issued and outstanding Common Stock at March 31, 1997. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 1997 shall be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, shall be paid one hundred (100) days from the end of the Company's fiscal year. The Company and Johnson shall use their best efforts to cause such bonus to be treated as an expense of the Company during the fiscal year in which such bonus is earned, not the year in which such bonus is paid.

     As an example of the above formula, if the Company earns $.01 per share during a particular year in which this Agreement is in effect, and the Company has 8,000,000 shares of Common Stock issued and outstanding at March 31, 1997, then Johnson's bonus would be $8,000: (y) $.01, multiplied by (z) 800,000 (10% of the total number of issued and outstanding shares).

     (c) Stock Options. Concurrently with the execution of this Agreement, the Company has granted to Johnson options to purchase 300,000 shares of the Company's Common Stock pursuant to the Company's Employee Stock Option Plan at an exercise price of $.25 per share. Options to purchase 150,000 shares shall vest immediately. Options to purchase the remaining 150,000 shares shall vest in three equal increments of 50,000 shares on July 1, 1997, 1998 and 1999, respectively; the exercise price for all such options shall be $.25 per share. Notwithstanding the foregoing, however, all options which are subject to the above vesting schedule shall vest immediately in the event that Johnson's employment is terminated by the Company for any reason other than a breach by Johnson of Section 5 hereof.

     (d) Medical Insurance. The Company will provide coverage for Johnson and his dependents under the Company's health insurance policy.

     (e) Life Insurance. The Company will procure and maintain in effect a $1,000,000 term life insurance policy insuring Johnson's life, provided, however, if Johnson is not insurable at regular rates, the Company will purchase a term life insurance policy only in such amount as it may purchase by paying a premium equal to the amount it would have paid for a $1,000,000 policy had Johnson been insurable at regular rates. In the event of Johnson's death, one-half of the face amount of the policy shall be payable to the Company and the other half of the face amount of the policy shall be payable to beneficiaries designated by Johnson.

     (f) Disability Insurance; Disability Payments by Company. The Company is in the process of developing a policy concerning disability insurance coverage for its senior executives. The Company agrees to develop such a policy within twelve
(12) months of the date hereof. When such a policy is developed, the Company agrees that Johnson will be provided the same level of disability coverage as the Company provides for its other senior executives. Until disability insurance is provided for Johnson as described above, the Company agrees that if Johnson becomes unable to perform his duties under this Agreement due to partial or total disability, the Company will continue to pay Johnson's base salary set forth in Section 4(a) hereof at its then-current rate for a period of twenty-six
(26) weeks following such disability.

     5.  Termination.   The  Company  may  terminate  this  Agreement  upon  the
occurrence of any of the following:

     (a) The death of Johnson; or

     (b) Subject to Section 4(f) above, Johnson's inability to perform his duties under this Agreement for a period of more than ninety (90) consecutive days due to total or partial disability; or

     (c) If Johnson fails to perform his duties to the Company hereunder to the satisfaction of the Company's Board of Directors; commits such acts of dishonesty, theft or fraud as would prevent the effective performance of his duties hereunder; breaches the terms of Section 6 or 7 of this Agreement; or is convicted of a crime which would prevent the effective performance of his duties hereunder.

     Any termination of Johnson's employment will be effective upon Johnson's receipt of written notice of such termination, and such termination shall be without prejudice to any other remedy to which the Company may be entitled either at law, in equity or under this Agreement.

     6. Confidentiality. All information furnished to Johnson by the Company, learned by Johnson from the Company or developed by Johnson on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Johnson's employment hereunder, are and shall remain the sole and confidential property of the Company; provided, however, that the foregoing shall not apply to any such information in the public domain other than by reason of a breach of this Section 6. During the term of this Agreement and at all times thereafter, Johnson shall not use for his own personal benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm, association or company other than the Company, any information or material referred to in this Section 6 or any confidential information regarding the business methods, business policies, procedures, techniques, trade secrets or other knowledge or processes of or developed by the Company or any names and addresses of customers or clients or any other confidential information relating to past, present or prospective business operations or activities of the Company, made known to Johnson or learned or acquired by Johnson while in the employ of the Company.

     Johnson further agrees that at the expiration of his employment for any reason whatsoever, he shall surrender and deliver to the Company all documents, correspondence and any other data, of any type whatsoever relating to the business of the Company or its customers or potential customers.

     7. Non-Competition. During the term of his employment and for a period of twelve (12) months following the termination of Johnson's employment with the Company, Johnson shall not directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, corporate officer, director, or in any other individual or representative capacity, engage or participate in any business that is in competition in any manner with the business of the Company. Notwithstanding the foregoing, however, this Section 7 shall automatically terminate and be of no further force or effect whatsoever in the event that the Company terminates Johnson's employment with the Company for any reason other than a breach by Johnson of Section 5 of this Agreement.

     8. Injunctive Relief. Johnson acknowledges that the restrictions contained in Sections 6 and 7 hereof in view of the nature of the business in which the Company is engaged, are reasonable and necessary in order to protect the legitimate interests of the Company, and that any violation thereof would result in irreparable injuries to the Company, and Johnson therefore acknowledges that, in the event of his violation of any of the restrictions set forth in Sections 6 or 7 hereof, the Company shall be entitled to obtain from any court of competent jurisdiction preliminary and permanent injunctive relief as well as any other relief to which the Company may be entitled.

     9. Governing Law. This Agreement shall be interpreted and construed under the laws of the State of Arizona, which laws shall prevail in the event of any conflict of law. This Agreement and the obligations hereunder are made and performable in Maricopa County, Arizona, which shall be the exclusive venue for any litigation hereunder.

     10. Modification of Contract. No waiver or modification of this Agreement shall be valid unless it is in writing and duly executed by both parties.

     11. Judicial Modification of Agreement. If the period of time or the area specified in Sections 6 or 7 herein should be adjudged unreasonable in any proceeding, then the period of time shall be reduced by such number of months or the area shall be reduced by the elimination of such portion thereof or both so that such restrictions may be enforced in such area and for such time and is adjudged to be reasonable. If Johnson violates any of the restrictions contained in Sections 6 or 7 of this Agreement, then the restrictive period shall not run in favor of Johnson from the time of the commencement of any such violation until such time as such violation shall be cured by Johnson to the satisfaction of the Company.

     12. Notices. Any notice to be given hereunder by either party to the other shall be in writing and may be transmitted by personal delivery or by mail, registered or certified, postage prepaid with return receipt requested. Notices shall be addressed to the parties at the following addresses:

                  If to the Company:                 Colonial Trust Company
                                                     5336 N. 19th Avenue
                                                     Phoenix, Arizona 85015
                                  Attention: Chairman of the Board of Directors

                  If to Johnson:                     Mr. John K. Johnson
                                                     3414 E. Clark Road
                                                     Phoenix, Arizona 85024

     13. Entire Agreement. This Agreement contains the complete agreement concerning the employment arrangement between the Company and Johnson. The parties acknowledge that any statements or representations that may have been made previously by either of them to the other are of no effect and that neither of them has relied on such considerations in executing this Agreement.

     14. Attorneys' Fees. In the event of a dispute or litigation arising hereunder, the successful party in such dispute or litigation shall be entitled to recover its costs and reasonable attorneys' fees from the other parties to such dispute or litigation.

         DATED as of July 1, 1996.


         COLONIAL TRUST COMPANY


         By /s/ Lynn R. Camp                              /s/ John K. Johnson
                  Lynn R. Camp                                John K. Johnson
                  Its Chairman of the Board

Exhibit 10(d)

                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (the 'First Amendment') is made and entered into as of August 27, 1998 by and between COLONIAL TRUST COMPANY, an Arizona corporation with its principal place of business in Phoenix, Arizona (the 'Corporation') and JOHN K. JOHNSON, a resident of the State of Arizona ('Employee').

                                    RECITALS

     WHEREAS, the Corporation and Employee are parties to an Employment Agreement dated July 1, 1996 (the 'Employment Agreement'); and

     WHEREAS, the parties wish to amend the Employment Agreement in certain respects.

     NOW, THEREFORE, the parties hereby agree as follows:

                                    AGREEMENT

     1. Paragraph 3 of the Employment Agreement is hereby amended to extend the term of the Employment Agreement to June 30, 2001.

     2. Paragraph 4(a) of the Employment Agreement is hereby amended to increase Employee's base salary to $90,000.00 per year effective as of the date hereof.

     3. The Employment Agreement shall remain in full force and effect in its original form, except as specifically modified herein.


                             COLONIAL TRUST COMPANY


                  By /s/ Lynn R. Camp
                        Lynn R. Camp
                        Its Chairman of the Board

                        CORPORATION


                     /s/ John K. Johnson
                        John K. Johnson

                        EMPLOYEE

Exhibit 10(e)



August 2, 1999

Mr. John K. Johnson, President
Colonial Trust Company
5336 North 19th Avenue
Phoenix, AZ  85015

Dear John:

     The Directors of Colonial Trust Company have completed a performance review of your activities as President of the Company for the fiscal year ended March 31, 1999.

     Under your direction, Colonial Trust Company exceeded its budgeted profit goals for the year. The outstanding performance of the Company resulted in an 81% increase in Earnings Per Share from $.27/share in 1998 to $.49/share in
1999. These excellent results provided a 15% Return on Investment to shareholders who purchased Colonial stock at $3.25/share.

     You demonstrated strong leadership when you made the difficult decisions related to the Company's future computer technology needs. You also have continued to build a first rate management team that is motivated to provide a good return for Colonial shareholders.

     The Board would like to challenge you to continue to reward and motivate your key people not just by short term goals (annual budgets, etc.), but also by focusing on the long term goals of the Company (shareholder's equity growth, liquidity, market domination, etc.). In addition, the Board would like to challenge you to find and implement a faster growth path for the Company's Personal Trust Division.

     Overall, we feel that you have done a great job as President of Colonial Trust Company over the past year. Because of your performance, the Board desires to raise your base salary from $85,833 to $94,500. Please make the salary increase effective April 1, 1999.




/s/ Lynn R. Camp     /s/ Gerald G. Morgan        /s/ Michael W. Borger
Lynn R. Camp         Gerald G. Morgan            Michael W. Borger
Chairman             Director                    Director

Exhibit 10(f)


                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (hereinafter called the "Agreement") is entered into as of August 11, 1997, by and between COLONIAL TRUST COMPANY, an Arizona corporation (hereinafter called the "Company"), with its principal office located at 5336 N. 19th Avenue, Phoenix, Arizona 85015, and Cecil E. Glovier, residing at 16925 Roadrunner Road, Mayer, Arizona 86333 (hereinafter referred to as "Glovier").

     Glovier is presently employed by the Company as Senior Vice President and Secretary. The Company and Glovier desire to formalize their relationship.

     NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, the parties do hereby agree as follows:

     1. Employment. The Company hereby continues to employ Glovier and Glovier hereby accepts continued employment by the Company as Senior Vice President and Secretary to perform such duties and services of a senior executive nature as may from time to time be assigned or delegated to him by the Board of Directors and President of the Company.

     Throughout the term of this Agreement, Glovier will devote his entire working time, energy, skill and best efforts to the performance of his duties hereunder in a manner which will faithfully and diligently further the business interests of the Company. Notwithstanding the foregoing, Glovier shall be permitted to serve as a director of additional organizations and participate in other activities for other groups upon the prior approval by the Company, which approval shall not unreasonably be withheld.

     2. Term. This Agreement shall be for a term of three (3) years, commencing on August 11, 1997, and ending on August 10, 2000, unless sooner terminated as hereinafter provided. Unless either party elects to terminate this Agreement at the end of the original or any renewal term by giving the other party notice of such election at least sixty (60) days before the expiration of the then current term, this Agreement shall be deemed to have been renewed for an additional term of one (1) year commencing on the day after the expiration of the then current term.

     3. Compensation and Benefits.

     (a) Salary. For the services rendered by Glovier to Company, Glovier shall receive a base salary at the rate of $72,000 per year, payable in accordance with the standard payroll practices of the Company. Additionally, Glovier shall receive an annual performance and salary review from the President of the Company.

     (b) Bonus. Glovier shall be entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula: for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income; for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income. Such bonus, if any, shall be paid within ninety (90) days from the end of the Company's fiscal year. The Company and Glovier shall use their best efforts to cause such bonus to be treated as an expense of the Company during the fiscal year in which such bonus is earned, not the year in which bonus is paid.

     (c) Stock Options. In addition to the monetary compensation set forth above, Glovier will have the opportunity to acquire up to 150,000 shares of Common Stock of the Company pursuant to the Company's Employee Stock Option Plan. Options shall vest in three increments of 50,000 shares on August 11, 1998, 1999 and 2000, respectively; the exercise price for all such options shall be $.25 per share.

     (d) Medical Insurance. The Company will provide coverage for Glovier and his dependents under the Company's health insurance policy.

     (e) Life Insurance. The Company will procure and maintain in effect a $500,000 term life insurance policy insuring Glovier's life; provided, however, if Glovier is not insurable at regular rates, the Company will purchase a term life policy only in such amount as it may purchase by paying a premium equal to the amount it would have paid for a $500,000 policy had Glovier been insurable at regular rates. In the event of Glovier's death, one-half of the face amount of the policy shall be payable to the Company and the other half of the face amount of the policy shall be payable to the beneficiaries designated by Glovier.

     (f) Disability Insurance, Disability Payments by Company. The Company agrees that Glovier will be provided the same level of disability coverage as the Company provides for its other senior executives.

     4. Termination for Cause. The Company may terminate this Agreement upon the occurrence of any of the following:

     (a) The death of Glovier; or

     (b) Subject to Section 3(f) above, Glovier's inability to perform his duties under this Agreement for a period of more than ninety (90) consecutive days due to total or partial disability; or

     (c) If Glovier fails to perform his duties to the Company hereunder to the satisfaction of the Company's Board of Directors; commits such acts of dishonesty, theft or fraud as would prevent the effective performance of his duties hereunder; breaches the terms of Section 5 of this Agreement; or is convicted of a crime which would prevent the effective performance of his duties hereunder.

     Any termination of Glovier's employment will be effective upon Glovier's receipt of written notice of such termination, and such termination shall be without prejudice to any other remedy to which the Company may be entitled either at law, in equity or under this Agreement.

     5. Confidential Information, Non-Solicitation.

     (a) Confidential Information, Non-Solicitation. All information furnished to Glovier by the Company, learned by Glovier from the Company or developed by Glovier on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Glovier's employment hereunder, are and shall remain the sole and confidential property of the Company; provided, however, the foregoing shall not apply to any such information in the public domain other than by reason of a breach of this Paragraph 5. If the Company requests the return of information or any such materials at any time during or at the termination of Glovier's employment, Glovier shall immediately deliver the same to the Company. During the term of this Agreement and at all times thereafter, Glovier shall not use for his personal benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm, association or company other than the Company, any material referred to in this Paragraph 5 or any confidential information regarding the business methods, business policies, procedures, techniques, trade secrets or other knowledge or processes of or developed by the Company or any names and addresses of customers or clients or any other confidential information relating to past, present or prospective business operations or activities of the Company, made known to Glovier or learned or acquired by Glovier while in the employ of the Company.

     (b) Non-Solicitation. During the term of this Agreement and for a period of one (1) year after the termination of his employment with the Company for any reason whatsoever, Glovier shall not, directly or indirectly, solicit, induce, encourage or attempt to influence any client, customer, employee, consultant, independent contractor, salesman or supplier of the Company (including without limitation any broker/dealer with whom the Company does or has done business) to cease to do business with or to terminate his employment with the Company and shall not utilize for any such purpose any names and addresses of customers or clients of the Company or any data on or relating to past, present or prospective (at the time of termination of Glovier's employment) customers or clients of the Company.

     6. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

     7. Modification of Contract. No waiver or modification of this Agreement shall be valid unless it is in writing and duly executed by both parties.

     8. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any court of competent jurisdiction, this Agreement shall be interpreted as if such invalid agreements and covenants were not contained herein.

     9. Governing Law, Venue for Arbitration. This Agreement takes effect upon its acceptance and execution by the Company in Phoenix, Arizona, and shall be interpreted and construed under the laws of the State of Arizona, which laws shall prevail in the event of any conflict of law. This Agreement and the obligations hereunder are made and performable in Maricopa County, Arizona, which shall be the exclusive venue for any arbitration hereunder.

     10. Notice. Any notice to be given hereunder by either party to the other shall be in writing and may be transmitted by personal delivery or by mail, registered or certified, postage prepaid with return receipt requested to their respective addresses hereinabove provided, or to the Company or Glovier at its or his last known address.

     11. Entire Agreement. This Agreement contains the complete agreement between the Company and Glovier concerning the employment arrangement between the Company and Glovier. The parties acknowledge that any statements or representations that may have been made previously by either one of them to the other (other than those contained in this Agreement) are of no effect and that neither of them has relied on such considerations in executing this Agreement.

     IN WITNESS WHEREOF, the parties have executed or caused this Agreement to be executed as of the date, month and year first above written.

COLONIAL TRUST COMPANY


    BY   /s/ John K. Johnson
         John K. Johnson
         President and Chief Executive Officer
         COMPANY

    BY:  /s/ Cecil E. Glovier
         Cecil E. Glovier

Exhibit 10(g)



                     FIRST AMENDMENT TO EMPLOYMENT AGREEMENT


     THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (the "First Amendment") is made and entered into as of September 1, 1998 by and between COLONIAL TRUST COMPANY, an Arizona corporation with its principal place of business in Phoenix, Arizona (the "Corporation") and CECIL E. GLOVIER, a resident of the State of Arizona ("Employee").

                                    RECITALS

     WHEREAS, the Corporation and Employee are parties to an Employment Agreement dated August 11, 1997 (the "Employment Agreement"); and

     WHEREAS, the parties wish to amend the Employment Agreement in certain respects.

     NOW, THEREFORE, the parties hereby agree as follows:

                                    AGREEMENT

     1. Paragraph 3(a) of the Employment Agreement is hereby amended to increase Employee's base salary to $76,500 per year effective as of the date hereof.

     2. The Employment Agreement shall remain in full force and effect in its original form, except as specifically modified herein.


                              COLONIAL TRUST COMPANY
                              By /s/ John K. Johnson
                                 John K. Johnson
                                 Its President

                                 CORPORATION


                               By /s/ Cecil E. Glovier
                                  Cecil E. Glovier

                                  EMPLOYEE

Exhibit 10(h)


                              EMPLOYMENT AGREEMENT
                               (Cecil E. Glovier)


     THIS EMPLOYMENT AGREEMENT (hereinafter called the "Agreement") is entered into as of April 1, 2000, by and between COLONIAL TRUST COMPANY, an Arizona corporation (hereinafter called the "Company"), with its principal office located at 5336 N. 19th Avenue, Phoenix, Arizona 85015, and Cecil E. Glovier, residing at 16925 W. Roadrunner Road, Mayer, Arizona 86333 (hereinafter referred to as "Glovier").

     Glovier is presently employed by the Company as Senior Vice President and Secretary.

     NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, the parties do hereby agree as follows:

     1. Employment. The Company hereby continues to employ Glovier and Glovier hereby accepts continued employment by the Company as Senior Vice President and Secretary to perform such duties and services of a senior executive nature as may from time to time be assigned or delegated to him by the Board of Directors and President of the Company.

     Throughout the term of this Agreement, Glovier will devote his entire working time, energy, skill and best efforts to the performance of his duties hereunder in a manner which will faithfully and diligently further the business interests of the Company. Notwithstanding the foregoing, Glovier shall be permitted to serve as a director of additional organizations and participate in other activities for other groups upon the prior approval by the Company, which approval shall not unreasonably be withheld.

     2. Term. This Agreement shall be for a term of three (3) years, commencing on April 1, 2000, and ending on March 31, 2003, unless sooner terminated as hereinafter provided. Unless either party elects to terminate this Agreement at the end of the original or any renewal term by giving the other party notice of such election at least sixty (60) days before the expiration of the then current term, this Agreement shall be deemed to have been renewed for an additional term of one (1) year commencing on the day after the expiration of the then current term.

     3. Compensation and Benefits.

     (a) Salary. For the services rendered by Glovier to Company, Glovier shall receive a base salary at the rate of $85,000 per year, payable in accordance with the standard payroll practices of the Company. Additionally, Glovier shall receive an annual performance and salary review from the President of the Company.

     (b) Bonus. Glovier shall be entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula: (y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to seven and one-half percent (7 1/2%) of the Company's total issued and outstanding Common Stock at March 31, 2000. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 2000 shall be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, shall be paid within ninety (90) days from the end of the Company's fiscal year. The Company and Glovier shall use their best efforts to cause such bonus to be treated as an expense of the Company during the fiscal year in which such bonus is earned, not the year in which bonus is paid.

     (c) Stock Options. In addition to the monetary compensation set forth above, Glovier will have the opportunity to acquire up to 5,000 shares of Common Stock of the Company pursuant to the Company's Employee Stock Option Plan. Options shall vest on August 11, 2000; the exercise price for all such options shall be $2.50 per share. This is a continuation of a grant of options as originally set forth in that certain Employment Agreement dated August 11, 1997, but adjusted for the effect of a reverse stock split conducted during fiscal 1999.

     (d) Medical Insurance. The Company will provide coverage for Glovier and his dependents under the Company's health insurance policy.

     (e) Life Insurance. The Company will procure and maintain in effect a $500,000 term life insurance policy insuring Glovier's life; provided, however, if Glovier is not insurable at regular rates, the Company will purchase a term life policy only in such amount as it may purchase by paying a premium equal to the amount it would have paid for a $500,000 policy had Glovier been insurable at regular rates. In the event of Glovier's death, one-half of the face amount of the policy shall be payable to the Company and the other half of the face amount of the policy shall be payable to the beneficiaries designated by Glovier.

     (f) Disability Insurance, Disability Payments by Company. The Company agrees that Glovier will be provided the same level of disability coverage as the Company provides for its other senior executives.

     4. Termination of This Agreement and Glovier's Employment.

     (a) Mandatory Termination. This Agreement shall terminate upon the expiration of the then-existing term in the event that either party gives notice of such party's election to then terminate the Agreement as set forth in paragraph 2 hereof. Furthermore, this Agreement shall terminate in the event of the death of Glovier subject to paragraph 3(e) hereof.

     (b) Discretionary Termination for "Cause". The Company may terminate this Agreement and Glovier's employment at any time for "cause." For purposes of this Agreement, "cause" shall mean the following:

     (1) Subject to paragraph 3(f) hereof, Glovier's inability to perform his duties under this Agreement for a period of more than ninety (90) consecutive days due to a total or partial disability;

     (2) If Glovier fails to perform his duties to the Company hereunder in the unanimous opinion of the Company's Board of Directors;

     (3) Glovier commits such acts of dishonesty, theft, fraud or misappropriation or is convicted of a crime that would, in the opinion of the Board of Directors, prevent the effective performance of Glovier's duties hereunder; or

     (4) Glovier breaches the terms and conditions of Section 5 of this Agreement.

     Any termination of Glovier's employment will be effective upon Glovier's receipt of written notice of such termination unless otherwise provided in said notice, and such termination shall be without prejudice to any other remedy to which the Company may be entitled either at law, in equity or under this Agreement.

     (c) Termination Upon Change of Control. In the event that Glovier's employment is terminated upon or within two (2) years after a change of control either by the Company for any reason other than the reasons set forth in Paragraph 4(a), 4(b)(1), (3) or (4) or as a result of the resignation of Glovier as a result of:

     (1) a material breach by the Company of its obligations under this Agreement;

     (2) a reduction in Glovier's base salary; or

     (3) a relocation of the Company's business offices without Glovier's consent to a location which is outside the general metropolitan area in which the Company was located immediately prior to the change of control; then the Company would pay to Glovier in consideration of such termination the following:

     (1) an amount equal to the remaining portion of the base salary due under the term of this agreement, but not less than two times Glovier's annual base salary in effect either immediately prior to the termination of employment or immediately prior to the change of control, whichever is the greatest; and

     (2) an amount equal to the spread (i.e., the excess of market value over the exercise price) on any stock options held by Glovier, whether or not such options were exercisable at the date of termination. Upon the payment of such compensation, such stock options shall be cancelled.

     For purposes of this provision of this Agreement, "change of control" shall mean:

     (1) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, amended (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;

     (2) Individuals who, /as of the date hereof, constitute the Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the board; provided however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

     (3) Approval by the shareholders of the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination").

     (4) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company; or

     (5) A majority of the Board otherwise determines that a Change in Control shall have occurred.

     5. Confidential Information, Non-Solicitation.

     (a) Confidential Information, Non-Solicitation. All information furnished to Glovier by the Company, learned by Glovier from the Company or developed by Glovier on behalf of the Company or at the Company's direction or for the Company's use or otherwise in connection with Glovier's employment hereunder, are and shall remain the sole and confidential property of the Company; provided, however, the foregoing shall not apply to any such information in the public domain other than by reason of a breach of this Paragraph 5. If the Company requests the return of information or any such materials at any time during or at the termination of Glovier's employment, Glovier shall immediately deliver the same to the Company. During the term of this Agreement and at all times thereafter, Glovier shall not use for his personal benefit, or disclose, communicate or divulge to, or use for the direct or indirect benefit of any person, firm association or company other than the Company, any material referred to in this Paragraph 5 or any confidential information regarding the business methods, business policies, procedures, techniques, trade secrets or other knowledge or processes of or developed by the Company or any names and addresses of customers or clients or any other confidential information relating to past, present or prospective business operations or activities of the Company, made known to Glovier or learned or acquired by Glovier while in the employ of the Company.

     (b) Non-Solicitation. During the term of this Agreement and for a period of one (1) year after the termination of his employment with the Company for any reason whatsoever, Glovier shall not, directly or indirectly, solicit, induce, encourage or attempt to influence any client, customer, employee, consultant, independent contractor, salesman or supplier of the Company (including without limitation any broker/dealer with whom the Company does or has done business) to cease to do business with or to terminate his employment with the Company and shall not utilize for any such purpose any names and addresses of customers or clients of the Company or any data on or relating to past, present or prospective (at the time of termination of Glovier's employment) customers or clients of the Company.

     6. Arbitration of Disputes. Any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof.

     7. Modification of Contract. No waiver or modification of this Agreement shall be valid unless it is in writing and duly executed by both parties.

     8. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be valid by any court of competent jurisdiction, this Agreement shall be interpreted as if such invalid agreements and covenants were not contained herein.

     9. Governing Law, Venue for Arbitration. This Agreement takes effect upon its acceptance and execution by the Company in Phoenix, Arizona, and shall be interpreted and construed under the laws of the State of Arizona, which laws shall prevail in the event of any conflict of law. This Agreement and the obligations hereunder are made and performable in Maricopa County, Arizona, which shall be the exclusive venue for any arbitration hereunder.

     10. Notice. Any notice to be given hereunder by either party to the other shall be in writing and may be transmitted by personal delivery or by mail, registered or certified, postage prepaid with return receipt requested to their respective addresses hereinabove provided, or to the Company or Glovier at its or his last known address.

     11. Entire Agreement. This Agreement contains the complete agreement between the Company and Glovier concerning the employment arrangement between the Company and Glovier. The parties acknowledge that any statements or representations that may have been made previously by either one of them to the other (other than those contained in this Agreement) are of no effect and that neither of them has relied on such considerations in executing this Agreement.

     IN WITNESS WHEREOF, the parties have executed or caused this Agreement to be executed as of the date, month and year first above written.

                                         COLONIAL TRUST COMPANY


                                         BY:  /s/ John K. Johnson
                                              John K. Johnson
                                         President and Chief Executive Officer

                                         BY:  /s/ Cecil E. Glovier
                                         Cecil E. Glovier

Exhibit 10(i)


                             COLONIAL TRUST COMPANY

                           EMPLOYEE STOCK OPTION PLAN


                            ________________________


     1. Purposes of the Plan. The purposes of this Employee Stock Option Plan are to attract and retain the best available personnel for positions of responsibility within the Company, to provide additional incentive to employees of the Company, and to promote the success of the Company's business through the grant of options to purchase shares of the Company's Common Stock.

     Options granted hereunder may be either Incentive Stock Options or Nonstatutory Stock Options, at the discretion of the Board. The type of options granted shall be reflected in the terms of written Stock Option agreements.

     2. Definitions. As used herein, the following definitions shall apply:

     (a) "Board" shall mean the Board of Directors of the Company or the Committee, if one has been appointed.

     (b) "Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder.

     (c) "Common. Stock" shall mean the common stock of the Company described in the Company's Articles of Incorporation, as amended.

     (d) "Company" shall mean COLONIAL TRUST COMPANY, an Arizona corporation, and shall include any parent or subsidiary corporation of the Company as defined in Sections 425(e) and (f), respectively, of the Code.

     (e) "Committee" shall mean the Committee appointed by the Board in accordance with paragraph (a) of Section 4 of the Plan, if one is appointed.

     (f) "Employee" shall mean any person, including officers and directors, employed by the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

     (g) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     (h) "Fair Market Value" shall mean, with respect to the date a given Option is granted or exercised, the value of the Common Stock determined by the Board in such manner as it may deem equitable for Plan purposes but, in the case of an Incentive Stock Option, no less than is required by applicable laws or regulations; provided, however, that where there is a public market for the Common Stock, the Fair Market Value per share shall be the mean of the bid and asked prices of the Common Stock on the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the National Association of Securities Dealers Automated Quotation System) or, in the event the Common Stock is listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Stock Market, the Fair Market Value per Share shall be the closing price on such Exchange or on the Nasdaq Stock Market on the date of grant of the Option, as reported in the Wall Street Journal.

     (i) "Incentive Stock Option" shall mean an Option which is intended to qualify as an incentive stock option within the meaning of Section 422A of the Code.

     (j) "Option" shall mean a stock option granted under the Plan.

     (k) "Optioned Stock" shall mean the Common Stock subject to an Option.

     (l) "Optionee" shall mean an Employee of the Company who has been granted one or more Options.

     (m) "Nonstatutory Stock Option" shall mean an Option which is not an Incentive Stock Option.

     (n) "Parent" shall mean a "parent corporation," whether now or hereafter existing, as defined in Section 425(e) of the Code.

     (o) "Plan" shall mean this Employee Stock Option Plan.

     (p) "Share" shall mean a share of the Common Stock, as adjusted in accordance with Section 11 of the Plan.

     (q) "Stock Option Agreement" shall mean the written agreement between the Company and the Optionee relating to the grant of an Option.

     (r) "Subsidiary" shall mean a "subsidiary corporation," whether now or hereafter existing, as defined in Section 425(f) of the Code.

     (s) "Tax Date" shall mean the date an Optionee is required to pay the Company an amount with respect to tax withholding obligations in connection with the exercise of an option.

     3. Common Stock Subject to the Plan. Subject to the provisions of Section 11 of the Plan, the maximum aggregate number of shares which may be optioned and sold under the Plan is Two Million (2,000,000) Shares of Common Stock. The Shares may be authorized, but unissued, or previously issued Shares acquired by the Company and held in treasury.

     If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares covered by such Option shall, unless the Plan shall have been terminated, be available for future grants of Options.

     4. Administration of the Plan.

     (a) Procedure.

     (i) The Plan shall be administered by the Board or a Committee of the Board in accordance with Rule 16(b)-3 of the Exchange Act.

     (ii) Any  Committee  appointed by the Board shall consist of at least three
(3) persons, who may, but need not be, members of the Board. Once appointed, the Committee shall continue to serve until otherwise directed by the Board. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause), and appoint new members in substitution thereof, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

     (b) Powers of the Board. Subject to the provisions of the Plan, the Board or the Committee, as appropriate, shall have the authority, in its discretion:
(i) to grant Incentive Stock Options and Nonstatutory Stock Options; (ii) to determine, upon review of relevant information and in accordance with Section 2 of the Plan, the Fair Market Value of the Common Stock; (iii) to determine the exercise price per Share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan; (iv) to determine the Employees to whom, and the time or times at which, Options shall be granted and the number of Shares to be represented by each Option; (v) to interpret the Plan; (vi) to prescribe, amend and rescind rules and regulations relating to the Plan; (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the Optionee thereof, modify or amend each Option; (viii) to accelerate or defer (with the consent of the Optionee) the exercise date of any Option; (ix) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; (x) to accept or reject the election made by an Optionee pursuant to Section 17 of the Plan; and (xi) to make all other determinations deemed necessary or advisable for the administration of the Plan.

     (c) Effect of the Board's Decision. All decisions, determinations and interpretations of the Board shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

     5. Eligibility.

     (a) Consistent with the Plan's purposes, Options may be granted only to Employees of the Company as determined by the Board. An Employee who has been granted an Option may, if he is otherwise eligible, be granted an additional Option or Options. Incentive Stock Options may be granted only to those Employees who meet the requirements applicable under Section 422A of the Code.

     (b) To the extent that the aggregate Fair Market Value of Shares with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year exceeds $100,000, such Incentive Stock Options shall be treated as Nonstatutory Stock Options.

     6. Shareholder Approval and Effective Dates. This Plan became effective upon approval of the Company's Shareholders on April 25, 1996.

     7. Term of Option. Unless otherwise provided in the Stock Option Agreement, the term of each Option shall be six (6) years from the date of grant thereof. In no case shall the term of any Option exceed ten (10) years from the date of grant thereof. Notwithstanding the above, in the case of an Incentive Stock Option granted to an Employee who, at the time the Incentive Stock Option is granted, owns ten percent (10%) or more of the Common Stock as such amount is calculated under Section 422A(b)(6) of the Code ("Ten Percent Shareholder"), the term of the Incentive Stock Option shall be five years from the date of grant thereof or such shorter time as may be provided in the Stock Option Agreement.

     8. Exercise Price and Payment.

     (a) Exercise Price. The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be determined by the Board, but in the case of an Incentive Stock Option shall be no less than one hundred percent (100%) of the Fair Market Value per share on the date of grant, and in the case of a Nonstatutory Option shall be no less than fifty percent (50%) of the Fair Market Value per share on the date of grant. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to an Employee who, at the time of grant of such Incentive Stock Option, is a Ten Percent Shareholder, the per Share exercise price shall be no less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant.

     (b) Payment. The price of an exercised Option and any taxes attributable to the delivery of Common Stock under the Plan shall be paid:

     (i) In U.S. dollars in cash or by check, bank draft or money order payable to the order of the Company; or

     (ii) At the discretion of the Board, through the delivery of shares of Common Stock with an aggregate Fair Market Value equal to the option price and withholding taxes, if any; or

     (iii) At the election of the Optionee pursuant to Section 17 and with the consent of the Board pursuant to Section 4(b)(x), by the Company's retention of such number of shares of Common Stock subject to the exercised Option which have an aggregate Fair Market Value on the exercise date equal to the Company's aggregate federal, state, local and foreign tax withholding and FICA and FUTA obligations with respect to income generated by the exercise of the option by Optionee; or

     (iv) By a combination of (i), (ii) and (iii) above.

     The Board shall determine acceptable methods for tendering Common Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Common Stock to exercise an Option as it deems appropriate.

     9. Exercise of Option.

     (a) Procedure for Exercise; Rights as a Shareholder. Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee. Unless otherwise determined by the Board at the time of grant, an Option may be exercised in whole or in part. An Option may not be exercised for a fraction of a Share.

     An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8(b) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

     Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

     (b) Termination of Status as an Employee. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), if an Employee's employment by the Company is terminated, except if such termination occurs due to death or disability, then the Employee may, but only within ninety (90) days after the date he ceases to be an Employee of the Company, exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     (c) Disability. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), notwithstanding the provisions of Section 9(b) above, in the event an Employee is unable to continue his employment with the Company as a result of his permanent and total disability (as defined in Section 22 (e)(3) of the Code), he may, but only within twelve months from the date of termination, exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     (d) Death. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), if an Employee dies during the term of the Option and is at the time of his death an Employee of the Company who shall have been in continuous status as an Employee since the date of grant of the Option, the Option may be exercised at any time within twelve (12) months following the date of death (or such other period of time as is determined by the Board) by the Employee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent that an Employee was entitled to exercise the Option on the date of death. To the extent that decedent was not entitled to exercise the Option on the date of death, or if the Employee's estate, or person who acquired the right to exercise the Option by bequest or inheritance, does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     10. Non-Transferability of Options. An Option may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

     11. Adjustments Upon Changes in Capitalization or Merger. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of an Option as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common
Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof, shall be made with respect to the number or price or shares of Common Stock subject to an Option.

     In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action, unless otherwise provided by the Board. The Board may, in the exercise of its sole discretion in such instances, declare that any Option shall terminate as of a date fixed by the Board and give each Optionee the right to exercise his Option as to all or any part of the Optioned Stock, including Shares as to which the Option would not other-wise be exercisable. In the event of a proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the Option shall be assumed or an equivalent option shall be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless the Board determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the Optionee shall have the right to exercise the Option as to all of the Optioned Stock, including Shares as to which the Option would not otherwise be exercisable. If the Board makes an Option fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board shall notify the Optionee that the Option shall be fully exercisable for a period of sixty (60) days from the date of such notice (but not later than the expiration of the term of the Option under the Option Agreement), and the Option will terminate upon the expiration of such period.

     12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee to whom an Option is so granted within a reasonable time after the date of such grant.

     13. Amendment and Termination of the Plan.

     (a) Amendment and Termination. The Board may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided, however, that the following revisions or amendments shall require approval of the shareholders of the Company, to the extent required by law, rule or regulation:

     (i) Any increase in the number of Shares subject to the Plan, other than in connection with an adjustment under Section 11 of the Plan;

     (ii) Any change in the designation of the Employees eligible to be granted Options;

     (iii) Any material increase in the benefits accruing to participants under the Plan.

     (b) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

     14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including without limitation the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

     As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     In the case of an Incentive Stock Option, any Optionee who disposes of Shares of Common Stock acquired upon the exercise of an Option by sale or exchange (a) either within two (2) years after the date of the grant of the Option under which the Common Stock was acquired, or (b) within one (1) year after the acquisition of such Shares of Common Stock shall notify the Company of such disposition and of the amount realized upon such disposition.

     15. Reservation of Shares. The Company will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

     16. Option Agreement. Options shall be evidenced by Stock Option Agreements in such form as the Board shall approve.

     17. Withholding Taxes. Subject to Section 4(b)(x) of the Plan and prior to the Tax Date, the Optionee may make an irrevocable election to have the Company withhold from those Shares that would otherwise be received upon the exercise of any Option, a number of Shares having a Fair Market Value equal to the minimum amount necessary to satisfy the Company's federal, state, local and foreign tax withholding obligations and FICA and FUTA obligations with respect to the exercise of such Option by the Optionee.

     An Optionee who is also an officer of the Company must make the above-described election:

     (a) At least six (6) months after the date of grant of the Option (except in the event of death or disability); and

     (b) Either: (i) six (6) months prior to the Tax Date, or (ii) prior to the Tax Date and during the period beginning on the third business day following the date the Company releases its quarterly or annual statement of sales and earnings and ending on the twelfth business day following such date.

     18. Miscellaneous Provisions.

     (a) Plan Expense. Any expenses of administering this Plan shall be borne by the Company.

     (b) Use of Exercise Proceeds. The payment received from Optionees from the exercise of Option shall be used for the general corporate purposes of the Company.

     (c) Construction of Plan. The place of administration of the Plan shall be in the State of Arizona, and the validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined in accordance with the laws of the State of Arizona without regard to conflict of laws principles and, where applicable, in accordance with the Code.

     (d) Taxes. The Company shall be entitled if necessary or desirable to pay or withhold the amount of any tax attributable to the delivery of Common Stock under the Plan from other amounts payable to the Employee after giving the person entitled to receive such Common Stock notice as far in advance as practical, and the Company may defer making delivery of such Common Stock if any such tax may be pending unless and until indemnified to its satisfaction.

     (e) Indemnification. In addition to such other rights of indemnification as they may have as members of the Board, the members of the Board shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Option, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except a judgment based upon a finding of bad faith; provided that upon the institution of any such action, suit or proceeding a Board member shall, in writing, give the Company notice thereof and an opportunity, at its own expense, to handle and defend the same before such Board member undertakes to handle and defend it on his own behalf.

     (f) Gender. For purposes of this Plan, words used in the masculine gender shall include the feminine and neuter, and the singular shall include the plural and vice versa, as appropriate.

     (g) No Employment Agreement. The Plan shall not confer upon any Optionee any right with respect to continuation of employment with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment at any time.

Exhibit 10(j)


                             COLONIAL TRUST COMPANY

                    NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN



     1. Purposes of the Plan. The purposes of this Plan are to attract and retain the best available individuals to serve as non-employee members of the Board of Directors of the Company, to reward such directors for their contributions to the profitable growth of the Company, and to maximize the identity of interest between such directors and shareholders generally.

     2. Definitions. As used herein, the following definitions shall apply:

     a. "Board" shall mean the Board of Directors of the Company.

     b. "Company" shall mean COLONIAL TRUST COMPANY, an Arizona corporation.

     c. "Exercise Price" shall mean, with respect to each Share granted, the Fair Market Value on the date of grant.

     d. "Fair Market Value" shall mean, with respect to the date a given Option is granted or exercised, the value determined by the Company's Chief Executive Officer in good faith in such manner as it may deem equitable for Plan purposes; provided, however, that where there is a public market for the Stock, the Fair Market Value per Share shall be the mean of the bid and asked price of the Stock on the date of grant or exercise, as reported in The Wall Street Journal (or, if not so reported, as otherwise reported by the National Association of Securities Dealers Automated Quotation System) or, in the event the Stock is listed on the Nasdaq Stock Market, the New York Stock Exchange or the American Stock Exchange, the Fair Market Value per Share shall be the closing price of the Stock on such exchange on the date of grant or exercise of the Option, as reported in The Wall Street Journal and provided, further, that with respect to any Option granted on the effective date of the Company's initial public offering of securities, Fair Market Value shall mean the price of a Share as set forth on the cover page of the prospectus relating thereto.

     e. "Option" shall mean a right to purchase Stock, granted pursuant to the Plan.

     f. "Optioned Stock" shall mean the Stock subject to an Option.

     g. "Optionee" shall mean a non-employee director of the Company who has been granted an Option.

     h. "Plan" shall mean this Non-Employee Directors Stock Option Plan.

     i. "Share" shall mean a share of the Stock.

     j. "Stock" shall mean the common stock of the Company described in the Articles of Incorporation of the Company.

     k. "Stock Option Agreement" shall mean the written agreement evidencing the grant of an option.

     l. "Trading Day" shall mean a day on which the Fair Market Value of the Stock can be determined.

     3. Common Stock Subject to the Plan. Subject to increases and adjustments pursuant to Section 9 of the Plan, the number of Shares reserved and available for distribution under the Plan shall be 500,000. If an Option shall expire or become unexercisable for any reason without having been exercised in full, the unauthorized Shares covered by the Option shall, unless the Plan shall have terminated, be available for future grants of Options.

     4. Option Grants.

     a. An Option to purchase fifty thousand (50,000) Shares shall be granted on the date hereof, to each non-employee director as of such date.

     b. An Option to purchase fifteen thousand (15,000) shares shall be granted on January 1, 1997 and on each January 1 thereafter until termination of the Plan, to each non-employee director then serving on the Board.

     c. The purchase price of Shares subject to an Option shall be the Fair Market Value on the date of grant.

     5. Board Approval and Effective Dates. This Plan became effective as of April 25, 1996, the date on which the Company's shareholders approved the Plan. The Plan and all outstanding Options shall remain in effect until such Options shall have been exercised, shall have expired or shall otherwise be terminated.

     6. Term; Exercise; Rights as a Shareholder.

     a. The term of each Option shall be 6 years from the date of grant thereof. The Option may be exercised in whole or in part at any time during the term of the Option. An Option may not be exercised for a fraction of a Share.

     b. An Option shall be deemed to be exercised upon receipt by the Company from the Optionee of written notice of such exercise. Such notice shall be accompanied by full payment for the Shares subject to such exercise.

     7. Payment. The Exercise Price shall be paid:

     a. In United States dollars in cash or by check payable to the order of the Company, or

     b. Subject to the approval of the Board, by delivery of Shares with an aggregate Fair Market Value equal to the Exercise Price, or

     c. By any combination of (a) and (b) above.

     The Board shall determine acceptable methods for tendering Stock as payment upon exercise of an Option and may impose such limitations and prohibitions on the use of Stock to exercise an Option as it deems appropriate.

     8. Transferability of Options. The Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee or by his guardian or legal representative.

     In the event of the Optionee's death, his or her Option shall be exercisable, prior to the expiration of the Option, by the person or persons to whom his or her accrued and vested rights pass by will or by the laws of descent and distribution.

     9. Adjustments Upon Changes in Capitalization or Merger. If the outstanding Stock of the Company shall at any time be changed or exchanged by declaration of a stock dividend, split-up, combination of shares, recapitalization, merger, consolidation, or other corporate reorganization in which the Company is the surviving corporation, the number and kind of Shares subject to the Plan or subject to any Options theretofore granted, and the Options' prices, shall be appropriately and equitably adjusted.

     In the event of a liquidation or dissolution of the Company, sale of all or substantially all of its assets, or a merger, consolidation or other corporate reorganization in which the Company is not the surviving corporation, or any merger or other reorganization in which the Company is the surviving corporation but the holders of its Stock receive securities of another corporation, any outstanding Options hereunder shall be appropriately and equitably adjusted.

     10. Amendment and Termination of the Plan. The Board may amend the Plan from time to time in such respects as the Board may deem advisable or terminate the Plan. Any amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated.

     Notwithstanding the foregoing, revisions or amendments that accomplish any of the following shall require approval of the shareholders of the Company, to the extent required by law, rule or regulation.

     a. Materially increase the benefits accruing to participants under the Plan;

     b. Materially increase the number of Shares which may be issued under the Plan;

     c. Materially modify the Plan as to eligibility for participation in the Plan; or

     d. Otherwise cause the Plan to lose its exemption under Section 16(b) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     11. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the rules and regulations promulgated thereunder, and the requirements of any stock exchange or market system upon which the Shares may be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

     As a condition to the exercise of an Option, the Company may require the Optionee to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required or advisable.

     Inability of the Company to obtain authority from a regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary or advisable to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     12. Termination of Option.

     a. Termination as a Non-Employee Director. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), if the Optionee ceases to be a member of the Board and is not employed by the Company, except if termination is due to death or disability, then the Optionee may, but only within ninety (90) days after the date he ceases to be a member of the Board, exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     b. Disability. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), in the event an Optionee is unable to continue to be a member of the Board as a result of his permanent and total disability (as defined in Section 22(e)(3 ) of the Internal Revenue Code of 1986, as amended), he may, but only within twelve (12) months from the date of termination, exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     c. Death. Unless otherwise provided in the Stock Option Agreement (which may reduce but not increase the time period described below), if an Optionee dies during the term of the Option, the Option may be exercised at any time within twelve (12) months following the date of death (or such other period of time as is determined by the Board) only to the extent that an Optionee was entitled to exercise the Option on the date of death. To the extent that decedent was not entitled to exercise the Option on the date of death, or if the Optionee's estate, or person who acquired the right to exercise the Option by bequest or inheritance, does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     13. Option Agreement. Options shall be evidenced by Stock Option Agreements in such form as the Board shall approve.

     14. Miscellaneous Provisions.

     a. Plan Expense. Any expenses of administering this Plan shall be borne by the Company.

     b. Construction of Plan. The validity, construction, interpretation, administration and effect of the Plan and of its rules and regulations, and rights relating to the Plan, shall be determined by the Board in accordance with the laws of the State of Arizona.


                             COLONIAL TRUST COMPANY
                             STOCK OPTION AGREEMENT
                                  EXERCISE FORM


     I desire to exercise my vested Options to purchase shares of Common Stock at $_______________ per share, for a total purchase price of $_______________, pursuant to my Stock Option Agreement dated ____________________, ________.

     Enclosed is payment in full by [ ] cash [ ] cashiers check [ ] bank draft [] money order []other (describe) .

     I intend to hold the shares for investment for my own account and will sell or transfer them only in full compliance with applicable federal and state securities laws.

     I understand the shares are not registered with the Securities and Exchange Commission or any state authority and may not be sold or transferred unless registered or an exemption from registration is available.

     I have, or have been given access to, all information necessary for me to make an informed decision as to the advisability of investing in the Company's stock, and I have the skill and experience necessary to make such decision.

         Dated: _________________, 19___.



                      Signature:

                      Print full name:

                      Social Security No.: