Form 10QSB
period 2001-06-30
COLONIAL TRUST CO /AZ
filed 2001-08-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                    Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

At July 31, 2001, there were approximately 732,124 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format (check one):

                    Yes _________             No___X______

                             COLONIAL TRUST COMPANY

                                     INDEX

                                                                    Page
Part I. Financial Information:

         Item 1: Financial Statements                                  3

                  Condensed Balance Sheets                             3

                  Condensed Statements of Earnings                     4

                  Condensed Statements of Cash Flows                   5

                  Notes to Condensed Financial Statements              6

         Item 2:   Management's Discussion and Analysis or
                  Plan of Operation                                    8

Part II. Other Information

         Item 1: Legal Proceedings                                    11

         Item 2: Changes in Securities                                12

         Item 3: Default Upon Senior Securities                       12

         Item 4: Submission of Matters to a Vote of Security Holders  12

         Item 5: Other Information                                    12

         Item 6a: Exhibits                                            12

         Item 6b: Reports on Form 8-K                                 12

SIGNATURES                                                            12

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                 Condensed Balance Sheets
                                            (Unaudited)
         ASSETS                            June 30, 2001          March 31, 2001
                                           -------------          --------------

Cash and cash equivalents                     $134,472                  $319,204
Receivables                                    957,480                   824,111
Note receivable                                608,686                   381,507
Property, furniture and equipment, net         764,283                   796,036
Excess of cost over fair value acquired, net   113,869                   116,911
Other assets                                   116,441                    97,478
Restricted cash                                522,133                   515,831
                                               -------                   -------


                                            $3,217,364                $3,051,078
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $306,457                  $304,797
Income tax payable                              41,256                         -
Deferred income taxes                           12,193                    12,193
                                                ------                    ------
      Total Liabilities                        359,906                   316,990

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     732,177 (unaudited) issued  and
     outstanding at June 30, 2001 and
     720,843 issued and outstanding
     at March 31, 2001                         614,286                   578,911
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,736,964                 1,648,969
                                             ---------                 ---------
      Total Stockholders' Equity             2,857,458                 2,734,088


                                            $3,217,364                $3,051,078
                                            ==========                ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Earnings (Unaudited)

                                                 Three-month periods
                                                    Ended June 30,
                                                    --------------

Revenues:                                         2001               2000
                                                  ----               ----

Bond servicing income                           $583,488           $716,997
IRA servicing fees-corporate                     180,282            183,579
IRA servicing fees-personal trust                 66,355             45,345
Trust fee income                                 238,652            182,127
Interest income                                   18,414             17,222
                                                  ------             ------

Total revenue                                  1,087,191          1,145,270


General and administrative expenses              931,322            859,961
                                                 -------            -------

Earnings before income taxes                     155,869            285,309

Income taxes                                      63,791            122,327
                                                  ------            -------


Net earnings                                     $92,078           $162,982
                                                 =======           ========



Basic net earnings per common share                 $.13               $.22
                                                    ====               ====

Diluted net earnings per common share               $.12               $.22
                                                    ====               ====



Weighted average shares outstanding -basic       730,174            735,697
                                                 =======            =======

Weighted average shares outstanding-diluted      754,578            757,640
                                                 =======            =======



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                        Three-month periods
                                                           Ended June 30,
                                                           --------------
                                                      2001                2000
                                                      ----                ----
Cash flows from operating activities:

Net earnings                                        $92,078            $162,982

Adjustments to reconcile net earnings to
     net cash provided by operating activities:
Depreciation and amortization                        41,069              36,984
Increase in receivables                            (133,369)            (36,300)
(Increase) decrease in other assets                 (18,963)              9,660
Increase (Decrease) in accounts payable and
    accrued liabilities                               1,660             (38,356)
Increase  in income tax payable                      41,256              17,328
                                                     ------              ------
Net cash provided by  operating activities           23,731             152,298

Cash flows from investing activities:

Purchase of property, furniture and equipment        (6,274)             (2,802)
Additions to note receivable                       (227,179)             (4,552)
Payments received on note receivable                      -             175,000
Increase in restricted cash                          (6,302)             (7,645)
                                                     ------              ------
Net cash (used in) provided by investing
    activities                                     (239,755)            160,001

Cash flows from financing activities:

Proceeds from issuance of common stock under
     stock option plan                               35,375                   -
Purchase and retirement of common stock              (4,083)           (130,052)
                                                     ------            --------
Net cash provided by (used in) financing activities  31,292            (130,052)

Increase (decrease) in cash and cash equivalents   (184,732)            182,247
Cash and cash equivalents at beginning of period    319,204               9,260
                                                    -------               -----
Cash and cash equivalents at end of period         $134,472            $191,507
                                                   ========            ========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.   Significant  Accounting  Policies
     ---------------------------------

     In the opinion of Colonial Trust Company (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

     (a)  Nature of Business
          ------------------

          The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona Banking Department. The Company's common stock is registered under the Securities Exchange Act of 1934.

          The Company serves as trustee under various bond indentures for issuers of bonds in 41 states. The issuers are primarily churches and other religious organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, in turn, pays the semiannual principal and interest payments to the bondholders.

          The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

          The Company's Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts.

    (b)   Revenue Recognition
          -------------------

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

          In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of the each account. The second fee structure relates to an annual fee which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly based on one twelfth of the published annual minimum.

    (c)   Computation of  Earnings Per Common Share
          -----------------------------------------

          Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

2.   Note receivable
     ---------------

     On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans and Investment Trust, Inc., its former parent corporation. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and re-borrowed.

3.   Earnings Per Share
     ------------------

     A reconciliation from basic earnings per share to diluted earnings per share for the periods ended June 30, 2001, and June 30, 2000 follows:

                                                      Three-month period
                                                         Ended June 30,
                                                         --------------

                                                    2001                  2000
                                                    ----                  ----

         Net earnings                             $92,078               $162,982
                                                  -------               --------

         Basic EPS
         -weighted average shares outstanding     730,174                735,697
                                                  -------                -------
         Basic EPS                                   $.13                   $.22
                                                     ----                   ----

         Basic EPS
         -weighted average shares outstanding     730,174                735,697

         Effect of dilutive securities:
         Stock options                             24,404                 21,943
                                                   ------                 ------

         Diluted EPS-weighted average shares
             outstanding                          754,578                757,640
                                                  -------                -------

         Diluted EPS                                 $.12                   $.22
                                                     ----                   ----

4.   Business Segments
     -----------------

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 2001 and 2000, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

     In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

         Three-month periods:        Corporate   Personal     Other      Total
                                         Trust      Trust
                                       _______    _______    _______    _______
                  June 30, 2001
         Bond Servicing Income        $583,488          -          -    $583,488
         IRA Servicing Fees            180,282    $66,355          -     246,637
         Trust Fee Income                    -    238,652          -     238,652
         Interest Income                     -          -    $18,414      18,414
                                      -------      ------    -------      ------
                                      $763,770   $305,007    $18,414  $1,087,191
                                      --------   --------    -------  ----------

         General & Administrative
         Expenses                     $357,833   $251,974   $321,515    $931,322
                                      --------   --------   --------    --------


                  June 30, 2000
         Bond Servicing Income        $716,997          -          -    $716,997
         IRA Servicing Fees            183,579    $45,345          -     228,924
         Trust Fee Income                    -    182,127          -     182,127
         Interest Income                     -          -    $17,222      17,222
                                      -------      ------    -------      ------
                                      $900,576   $227,472    $17,222  $1,145,270
                                      --------   --------    -------  ----------

         General & Administrative
         Expenses                     $386,670   $174,411   $298,880    $859,961
                                      --------   --------   --------    --------



Item 2.  Management's Discussion and Analysis or Plan of Operation

     Results of Operations-Three-Month Periods Ended June 30, 2001
     -------------------------------------------------------------
          and June 30, 2000
          -----------------

     The Company had net earnings of $92,078, or $.12 diluted earnings per share, for the period ended June 30, 2001, compared to net earnings of $162,982, or $.22 diluted earnings per share, for the period ended June 30, 2000, a decrease in net earnings of 44%. The Company had total revenue of $1,087,191 for the period ended June 30, 2001, compared to total revenue of $1,145,270 for the period ended June 30, 2000, a decrease of 5%.

     The Corporate Trust segment's income decreased to $763,770 for the period ended June 30, 2001 compared to $900,576 for the period ended June 30, 2000, a decrease of 15%. The Personal Trust segment's income increased to $305,007 for the period ended June 30, 2001, compared to $227,472 for the period ended June 30, 2000, an increase of 34%.

     The Corporate Trust segment's bond servicing income decreased to $583,488 for the period ended June 30, 2001, compared to $716,997 for the period ended June 30, 2000, a decrease of 19%. The decrease in bond servicing revenue was primarily attributable to a decrease in the dollar volume of new nonprofit bond issuances for which the Company was serving as trustee and paying agent in the quarter ended June 30, 2001, compared to new nonprofit bond issuances originated in quarter ended June 30, 2000. Such decrease was primarily attributable to less favorable market conditions in the quarter ended June 30, 2001 compared to the prior year. At June 30, 2001, the Company was serving as trustee and paying agent on 467 bond offerings totaling approximately $459,500,000 in original principal amount; at June 30, 2000, the Company was serving as trustee and paying agent on 458 bond offerings totaling approximately $458,000,000 in original principal amount.

     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $180,282 for the period ended June 30, 2001, compared to $183,579 for the period ended June 30, 2000, a decrease of 2%. This decrease in Corporate Trust IRA revenue was partially due to certain maintenance fees which were paid previous to the current quarter ended June 30, 2001 by the Stevens Financial Group, and are no longer being paid to the Company due to the filing of the Stevens Bankruptcy petition (see "Part II - item 1 - Legal Proceedings"). Additionally, maintenance fees from 135 IRA accounts added in the year ended June 30, 2001 will not commence until after June 30, 2001. Revenue from the Personal Trust segment's IRA servicing activities increased to $66,355 for the period ended June 30, 2001, compared to $45,345 for the period ended June 30, 2000, an increase of 46%. The increase in Personal Trust IRA revenue was primarily due to an increase in the number of IRA's serviced by the Company. At June 30, 2001, the Corporate Trust segment was servicing 9,623 IRA's with an aggregate value of approximately $175,500,000 and the Personal Trust segment was servicing 230 IRA's with an aggregate value of approximately $46,800,000. At June 30, 2000, the Corporate Trust segment was servicing 9,413 IRA's with an aggregate value of approximately $157,000,000, and the Personal Trust segment was servicing 226 IRA's with an aggregate value of approximately $45,040,000.

     The Personal Trust segment's trust income increased to $238,652 for the period ended June 30, 2001, compared to $182,127 for the period ended June 30, 2000, an increase of 31%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company. At June 30, 2001, the Personal Trust segment was serving as trustee or agent for 641 trust, investment, or other accounts with an aggregate value of approximately $138,000,000. At June 30, 2000, the Personal Trust segment was serving as Trustee or agent for 341 trust, investment, or other accounts with a fair market value of approximately $80,000,000.

     Interest income increased to $18,414 for the period ended June 30, 2001, compared to $17,222 for the period ended June 30, 2000, an increase of 7%. The increase was primarily attributable to a larger balance held for investment in the Master Demand Note.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $357,833 for the period ended June 30, 2001, compared to $386,670 for the period ended June 30, 2000, but increased to 47% of segment revenues for the period ended June 30, 2001, compared to 43% of segment revenues for the period ended June 30, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate to $251,974 for the period ending June 30, 2001, compared to $174,411 for the period ended June 30, 2000, and increased to 83% of segment revenues for the period ended June 30, 2001, compared to 77% of segment revenues for the period ended June 30, 2000. The decrease in the Corporate Trust segment's general and administrative expenses was primarily due to a reduction in marketing personnel expenses. The increase in the Personal Trust segment's general and administrative expenses was due primarily to an increase in personnel as well as additional expenses involved in administering the Company's increased trust servicing business. The increase in general and administrative expenses as a percentage of segment revenues for the Corporate Trust segment was due to expenses remaining relatively constant but being applied to significantly decreased revenue base. The increase in general and administrative expenses as a percentage of segment revenues for the Personal Trust segment was primarily due to increased personnel costs in anticipation of increased revenues.

     The Company's effective income tax rate was 40.9% for the three-month period ended June 30, 2001, and 42.9% for the three-month period ended June 30, 2000.


     Liquidity and Capital Resources
     -------------------------------

     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,857,458 on June 30, 2001. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which will become effective on August 9, 2001. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2001. At June 30, 2001, $522,133 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

     The Company's cash and cash equivalents decreased from $319,204 on March 31, 2001, to $134,472 on June 30, 2001, while the note receivable increased from $381,507 on March 31, 2001, to $608,686 on June 30, 2001. The decrease in the cash and cash equivalents was primarily due to advances under the Master Demand Note and payments for costs and expenses associated with the Stevens Bankruptcy Proceeding (see "Part II Item 1: Legal Proceedings)", offset by cash flows from operating activities during the quarter ended March 31, 2001. The Company's net property and equipment decreased from $796,036 on March 31, 2001, to $764,283 on June 30, 2001. The decrease was primarily due to depreciation on existing furniture, equipment and computer software. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.


     Impact of Recently Issued Accounting Standards
     ----------------------------------------------

     In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
     142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $113,869, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $12,170 and $3,042 for the year ended March 31, 2001 and the 3 months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     Market Risk
     -----------

     In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2001.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and
     Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with HIA, WIS and FSG and their success in managing the trust and investment agency accounts for which they provide services; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs total approximately $200,000 through July 31, 2001; whether one or more parties will assert claims or institute legal proceedings against the Company related to the Company's services as indenture trustee on the Stevens bond offerings; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company's business segments. Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our most recent report on Form 10-KSB, in
     Exhibit 99 attached to this Quarterly Report on 10-QSB, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.




                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the event mentioned below, will not have a material adverse effect on the financial condition or results of operations of the Company.

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments (debt instruments). Stevens has defaulted on all outstanding debt instruments. Based on information provided to the Company to date, the aggregate principal amount of the outstanding debt instruments is approximately $64 million, and accrued and unpaid interest on these debt instruments through March 19, 2001 (the date of the initiation of the Stevens Bankruptcy Proceeding) is approximately $13.5 million.

     To date, no legal proceedings are pending against the Company related to the Stevens Bankruptcy Proceeding or the Company's services as Indenture Trustee under the Stevens Trust Indentures. However, the Company has incurred costs and expenses of approximately $200,000 through July 31, 2001 in connection with the Stevens Bankruptcy Proceeding. The Company will continue to incur additional costs and expenses related to this matter for the foreseeable future. Such costs and expenses may be material, and the Company may not be able to recover such costs in the Stevens Bankruptcy Proceeding. In the event such costs and expenses are material and the Company does not recover those costs and expenses, this would have a material adverse effect on the Company's financial condition and results of operations. Additionally, claims may be asserted or litigation may be initiated against the Company relating to its service as Indenture Trustee under the Stevens Trust Indentures.


Item 2:  Changes in Securities

     None.

Item 3:  Default Upon Senior Securities

     None.

Item 4:  Submission of Matters to a Vote of Security Holders.

     None.

Item 5:  Other Information

     None.

Item 6:  Exhibits and Reports on Form 8-K:

     (a)  Exhibit No.  Description
          -----------  -----------

          99           Risk Factors

     (b)  Reports on  Form 8-K:

          None.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COLONIAL TRUST COMPANY

         DATE:  August 14, 2001                        BY:   /s/ John K. Johnson
                                                                 John K. Johnson
                                                          Its:   President

         DATE:  August 14, 2001                        BY:   /s/ Ian B. Currie
                                                                 Ian B. Currie
                                                          Its:   Controller