Form 10-Q
period 2001-09-30
COLONIAL TRUST CO /AZ
filed 2001-11-15
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                     Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 731,149

Transitional Small Business Disclosure Format (check one):

                     Yes _________             No ___X______

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                        Page
Part I. Financial Information:

         Item 1: Financial Statements                                      3

                 Condensed Balance Sheets                                  3

                 Condensed Statements of Earnings (Loss)                   4

                 Condensed Statements of Cash Flows                        5

                 Notes to Condensed Financial Statements                   6

         Item 2: Management's Discussion and Analysis or
                 Plan of Operation                                         9

Part II. Other Information

         Item 1: Legal Proceedings                                        12

         Item 2: Changes in Securities                                    13

         Item 3: Default Upon Senior Securities                           13

         Item 4: Submission of Matters to a Vote of Security Holders      13

         Item 5: Other Information                                        13

         Item 6: Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                                14

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                Condensed Balance Sheets
                                            (Unaudited)
         ASSETS                          September 30, 2001       March 31, 2001

Cash and cash equivalents                     $167,488                  $319,204
Receivables                                    774,778                   824,111
Note receivable                                516,300                   381,507
Property, furniture and equipment, net         731,301                   796,036
Excess of cost over fair value acquired, net   110,823                   116,911
Restricted cash                                513,060                   515,831
Other assets                                   157,340                    97,478
                                               -------                    ------


                                            $2,971,090                $3,051,078
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $186,133                  $304,797
Deferred income taxes                           12,193                    12,193
                                                ------                    ------
              Total Liabilities                198,326                   316,990

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     731,350 issued and outstanding,
     at September 30, 2001 and 720,843
     issued and outstanding at March
     31, 2001                                  614,286                   578,911
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,652,270                 1,648,969
                                             ---------                 ---------
             Total stockholders' equity      2,772,764                 2,734,088
                                             ---------                 ---------


                                            $2,971,090                $3,051,078
                                            ==========                ==========



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

               Condensed Statements of Earnings (Loss) (Unaudited)

                                 Three-month periods         Six-month periods
                                 Ended September 30,         Ended September 30,
                                 -------------------         -------------------

Revenues:                             2001      2000          2001          2000

Bond servicing income             $513,456   $592,337    $1,096,944   $1,309,334
IRA servicing fees-corporate       130,484    112,683       310,766      299,142
IRA servicing fees-personal trust   64,932     61,071       131,287      104,702
Trust fee income                   232,151    256,082       470,803      439,923
Interest income                     17,786     18,096        36,200       35,318
                                    ------     ------        ------       ------
Total revenue                      958,809  1,040,269     2,046,000    2,188,419



General and administrative
expenses                         1,097,256    918,828     2,028,578    1,781,669
                                 ---------    -------     ---------    ---------

Earnings (loss) before
income taxes                     (138,447)    121,441        17,422      406,750

Income taxes (benefit)            (56,648)     49,802         7,143      172,129
                                  -------      ------         -----      -------


Net earnings (loss)              ($81,799)    $71,639       $10,279     $234,621
                                 ========     =======       =======     ========



Basic net earnings (loss)
per common share                    ($.11)       $.10          $.01         $.32
                                    =====        ====          ====         ====

Diluted net earnings (loss)
per common share                    ($.11)       $.10          $.01         $.31
                                    =====        ====          ====         ====



Weighted average shares
outstanding
-basic                             732,017    715,520       731,095      725,608
                                   =======    =======       =======      =======

Weighted average shares
outstanding
-diluted                           732,017    737,464       755,242      747,551
                                   =======    =======       =======      =======


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                             Six-month periods
                                                            Ended September 30,

                                                            2001            2000
                                                            ----            ----

Cash flows from operating activities:

Net earnings                                             $10,279        $234,621

Adjustments to reconcile net earnings to
net cash provided by (used in) Operating activities:
  Depreciation and amortization                           79,930          75,367
  Decrease in receivables                                 49,333         101,995
  Increase in other assets                              (59,862)        (52,309)
  Decrease in income tax payable                               -        (46,301)
  (Decrease) increase in accounts payable and
    accrued liabilities                                (118,664)          34,243
                                                       ---------          ------
  Net cash  (used) provided  by operating activities    (38,984)         347,616
                                                        --------         -------

Cash flows from investing activities:
Purchase of property, furniture and equipment            (9,107)        (33,800)
Additions to note receivable                           (234,793)       (410,743)
Payments received on note receivable                     100,000         325,000
Decrease (increase) in restricted cash                     2,771        (15,028)
Net cash used in investing activities                  (141,129)       (134,571)
                                                       ---------       ---------

Cash flows from financing activities:
Purchase and retirement of common stock                  (6,978)       (142,057)
Proceeds from issuance of common stock under
  stock option plan                                       35,375               -
                                                          ------       ---------
Net cash provided by (used in) financing activities       28,397       (142,057)
                                                          ------       ---------

(Decrease) increase in cash and cash equivalents       (151,716)          70,988
Cash and cash equivalents at beginning of period         319,204           9,260
                                                         -------           -----
Cash and cash equivalents at end of period              $167,488         $80,248
                                                        ========         =======


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY



                     Notes to Condensed Financial Statements

1.   Significant  Accounting  Policies
     In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2001.

     (a)  Nature of Business

          The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company's Common Stock is registered under the Securities Exchange Act of 1934.

          The Company serves as trustee under various bond indentures for issuers of bonds in 41 states. The issuers are primarily churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However, the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholder.

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

          In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets that Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month's end fair market value of each account. The second fee structure relates to an annual fee that is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.



     (c)  Computation of Basic and Diluted Net Earnings Per Common Share

          Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

     (d)  Reclassification

          Certain  amounts  in  the  September  30,  2000  condensed   financial
          statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

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

3.   Earnings (Loss) Per Share

     A  reconciliation  from basic earnings (loss) per share to diluted earnings
     (loss) per share for the three-month and six-month periods ended September 30, 2001, and September 30, 2000 follows:

                               Three-month periods           Six-month periods
                               Ended September 30,           Ended September 30,
                               -------------------           -------------------


                                     2001       2000           2001         2000
                                     ----       ----           ----         ----

         Net earnings (loss)    ($81,799)    $71,639        $10,279     $234,621
                                --------     -------        -------     --------

         Basic EPS
         -weighted average
         shares outstanding      732,017     715,520        731,095      725,608
                                 =======     =======        =======      =======

         Basic EPS
                                  ($.11)        $.10           $.01         $.32
                                  =====         ====           ====         ====

         Basic EPS
         -weighted average
         shares outstanding     732,017      715,520        731,095      725,608

         Effect of dilutive
         securities:
           Stock options              -       21,944         24,146       21,943
                                      -       ------         ------       ------

         Diluted EPS
         -weighted average
         shares outstanding     732,017      737,464        755,242      747,551
                                =======      =======        =======      =======

         Diluted EPS             ($.11)         $.10           $.01         $.31
                                 =====          ====           ====         ====

         Stock options not
         included in Diluted EPS
         since anti-dilutive    114,722            -              -            -
                                =======            =              =            =

4.   Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company for the three-month and six-month periods ended September 30, 2001 and September 30, 2000. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

     In   computing   operating   profit  by  business   segment,   portions  of
     administrative expenses and other items not considered direct operating expenses were considered to be in the other category.

                                Corporate    Personal
                                  Trust        Trust         Other         Total

         Three-month periods:

            September 30, 2001
         Bond Servicing Income  $513,456            -            -      $513,456
         IRA Servicing Fees      130,484      $64,932            -       195,416
         Trust Fee Income              -      232,151            -       232,151
         Interest Income               -            -      $17,786        17,786
                                --------     --------      -------      --------
                                $643,940     $297,083      $17,786      $958,809
                                --------     --------      -------      --------

         General & Administrative
         Expenses               $573,244     $257,339     $266,673    $1,097,256
                                --------     --------     --------    ----------


            September 30, 2000
         Bond Servicing Income  $592,337            -            -      $592,337
         IRA Servicing Fees      112,683      $61,071            -       173,754
         Trust Fee Income              -      256,082            -       256,082
         Interest Income               -            -      $18,096        18,096
                                --------     --------      -------    ----------
                                $705,020     $317,153      $18,096    $1,040,269
                                --------     --------      -------    ----------

         General & Administrative
         Expenses               $351,355     $215,947     $351,526      $918,828
                                --------     --------     --------      --------

         Six-month periods:

            September 30, 2001
         Bond Servicing
          Income              $1,096,944            -            -    $1,096,944
         IRA Servicing Fees      310,766     $131,287            -       442,053
         Trust Fee Income              -      470,803            -       470,803
         Interest Income               -            -      $36,200        36,200
                              ----------     --------      -------    ----------
                              $1,407,710     $602,090      $36,200    $2,046,000
                              ----------     --------      -------    ----------

         General & Administrative
         Expenses               $931,077     $509,313     $588,188    $2,028,578
                                --------     --------     --------    ----------

            September 30, 2000
          Bond Servicing
           Income             $1,309,334            -            -    $1,309,334
          IRA Servicing Fees     299,142     $104,702            -       403,844
          Trust Fee Income             -      439,923            -       439,923
          Interest Income              -            -      $35,318        35,318
                              ----------     --------      -------    ----------
                              $1,608,476     $544,625      $35,318    $2,188,419
                              ----------     --------      -------    ----------

          General & Administrative
          Expenses              $740,905     $390,359     $650,405    $1,781,669
                                --------     --------     --------    ----------


          Item 2.  Management's Discussion and Analysis or Plan of Operation

          Results of Operations - Three-Month Periods Ended September 30, 2001
          --------------------------------------------------------------------
          and September 30, 2000
          ----------------------

          The Company had a net loss of $81,799, or $.11 per diluted share, for the period ended September 30, 2001, compared to net earnings of $71,639, or $.10 diluted earnings per share, for the period ended September 30, 2000, a decrease in net earnings of 214%. The Company had total revenue of $958,809 for the period ended September 30, 2001, compared to total revenue of $1,040,269 for the prior year, a decrease of 8%.

          The Corporate Trust segment's income decreased $61,080 to $643,940 for the period ended September 30, 2001, compared to $705,020 for the period ended September 30, 2000, a decrease of 9%. The Personal Trust segment's income decreased $20,070 to $297,083 for the period ended September 30, 2001, compared to $317,153 for the period ended September 30, 2000, a decrease of 6%.

          The Corporate Trust segment's bond servicing income decreased $78,881 to $513,456 for the period ended September 30, 2001, compared to $592,337 for the period ended September 30, 2000, a decrease of 13%. The decrease in bond servicing income was primarily attributable to the following factors. First, interest earnings on non fee-based trust investment balances decreased to approximately $46,000 for the three months ended September 30, 2001, compared to approximately $60,000 in the comparable prior period, reflecting the reduction in interest rates. Second, interest earnings on the fee-based investment balances decreased to approximately $146,000 for the three months ended September 30, 2001, compared to approximately $173,000 in the comparable prior period, reflecting a reduction in the funds available for investment. Third, trust set-up fees decreased to zero for the three months ended September 30, 2001, compared to approximately $18,000 in the comparable prior period. This reflects the choice, by Bond issuers, of the interest spread rather than the fixed fee structure. Fourth, no new activity involving the servicing of municipal bonds occurred during the three months ended September 30, 2001 compared to approximately $14,000 for the comparable prior period. Fifth, late fees increased to approximately $63,000 for the three months ended September 30, 2001, compared to approximately $49,000 for the comparable prior period, reflecting one large payoff and collection of outstanding fees during the current quarter. At September 30, 2001, the Company was serving as trustee and paying agent on 461 non-profit bond offerings totaling approximately $461,700,000 in original principal amount; at September 30, 2000, the Company was serving as trustee and paying agent on 456 non-profit bond offerings totaling approximately $446,700,000 in original principal amount.

          Revenue from the Corporate Trust segment's IRA Account servicing activities increased $17,801 to $130,484 for the period ended
          September 30, 2001, compared to $112,683 for the period ended September 30, 2000, an increase of 16%. This increase was primarily due to increased monthly management fees attributable to higher un-invested IRA customer cash balances compared with the previous quarterly period. Revenue from the Personal Trust segment's IRA Account servicing activities increased $3,861 to $64,932 for the period ended September 30, 2001, compared to $61,071 for the period ended September 30, 2000, an increase of 6%. The increase in Personal Trust IRA revenue was primarily due to the increase in the number of new IRA Accounts serviced by the Company, partially offset by a decrease in fees based on declined market values attributed to underlying securities. At September 30, 2001, the Corporate Trust segment was servicing 9,687 IRA Accounts with an aggregate value of approximately $180,400,000 and the Personal Trust segment was servicing 229 IRA Accounts with an aggregate value of approximately $47,200,000. At September 30, 2000, the Corporate Trust segment was servicing 9,502 IRA Accounts with an aggregate value of approximately $164,300,000, and the Personal Trust segment was servicing 214 Accounts with an aggregate value of approximately $47,276,000.

          The Personal Trust segment's trust income decreased $23,931 to $232,151 for the period ended September 30, 2001, compared to $256,082 for the period ended September 30, 2000, a decrease of 9%. The decrease in trust income was primarily due to a decline in the market values of the underlying securities comprising the portfolios, and a substantial decrease in the service fees derived from an agency account. At September 30, 2001, the Personal Trust segment was serving as trustee or agent for 601 trust, investment accounts, or other accounts with a fair market value of approximately $125,000,000. At September 30, 2000, the Personal Trust segment was serving as Trustee or agent for 477 trust, investment accounts, or other accounts with a fair market value of approximately $104,600,000.

          Interest income decreased $310 to $17,786 for the period ended September 30, 2001, compared to $18,096 for the period ended September 30, 2000 a decrease of 2%. This decrease was primarily attributable to earnings on additional monies advanced under the master trust note, offset by a greater negative impact of falling interest rates.

          The Corporate Trust segment's general and administrative expenses increased in the aggregate $221,889 to $573,244 for the period ended September 30, 2001, compared to $351,355 for the period ended September 30, 2000, and increased to 89% of segment revenues for the period ended September 30, 2001, from 50% of segment revenues for the period ended September 30, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate $41,392 to $257,339 for the period ending September 30, 2001, compared to $215,947 for the period ended September 30, 2000, and increased to 85% of segment revenues for the period ended September 30, 2001 from 68% of segment revenues for the period ended September 30, 2000. The increase in the Corporate Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to the expensing of approximately $247,000 of costs incurred through September 30, 2001 associated with the Stevens Bankruptcy Proceeding (see Item 1: Legal Proceedings), the reduction in revenues from bond servicing activities caused by reduced new bond issuances, partially offset by savings in staff personnel costs, contract labor and travel in the three months ended September 30, 2001, as compared to the comparable prior period. Although the Company intends to vigorously attempt to recover the costs it has incurred to date and that it incurs in the future in the Stevens Bankruptcy Proceeding, there may be no assurance that any portion of such costs will be recovered. The increase in the Personal Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to a decline in revenues based on market values of underlying securities comprising the portfolios, and an increase in staff personnel, including the addition of a new business development officer, as well as additional expenses involved in administering the Company's increased trust servicing business.

          The Company's effective income tax rate remained constant at 41.0% for the three-month periods ended September 30, 2001 and September 30, 2000.


          Results of Operations - Six-Month Periods Ended September 30, 2001
          ------------------------------------------------------------------
          and September 30, 2000
          ----------------------

          The Company had net earnings of $10,279, or $.01 diluted earnings per share, for the period ended September 30, 2001, compared to net earnings of $234,621, or $.31 diluted earnings per share, for the period ended September 30, 2000, a decrease in net earnings of 96%. The Company had total revenue of $2,046,000 for the period ended September 30, 2001, compared to total revenue of $2,188,419 for the prior period, a decrease of 7%.

          The Corporate Trust segment's income decreased $200,766 to $1,407,710 for the period ended September 30, 2001, compared to $1,608,476 for the period ended September 30, 2000, a decrease of 12%. The Personal Trust segment's income increased $57,465 to $602,090 in the period ended September 30, 2001, compared to $544,625 for the period ended September 30, 2000, an increase of 11 %.

          The Corporate Trust segment's bond servicing income decreased $213,390 to $1,096,944 for the period ended September 30, 2001, compared to $1,309,334 for the period ended September 30, 2000, a decrease of 16%. The decrease in bond servicing income was primarily attributable to a decrease in new issuances originated in the current period compared to the comparable prior period, offset in part by an increase in the total number of bond accounts serviced by the Company in the current period.

          Revenue from the Corporate Trust segment's IRA Account servicing activities increased $11,624 to $310,766 for the period ended
          September 30, 2001, compared to $299,142 for the period ended September 30, 2000, an increase of 4%. This increase was primarily due to increased monthly management fees attributable to higher average un-invested IRA customer cash balances as compared to the average balances in the prior period. Revenue from the Personal Trust segment's IRA Account servicing activities increased $26,585 to $131,287 for the period ended September 30, 2001, compared to $104,702 for the period ended September 30, 2000, an increase of 25%. The increase was primarily due to the increase in the number of IRA Accounts serviced by the Company and an increase in the Company's fee structure effective July 1, 2000.

          The Personal Trust segment's trust income increased $30,880 to $470,803 for the period ended September 30, 2001, compared to $439,923 for the period ended September 30, 2000, an increase of 7%. The increase in trust income was primarily due to the increase in the number of trust, investment, or other accounts serviced by the Company, offset in part by the general decline in the market values of the individual portfolios.

          Interest income increased $882 to $36,200 for the period ended September 30, 2001, compared to $35,318 for the period ended September 30, 2000, an increase of 3%. The increase was primarily attributable to earnings on additional monies advanced under the master trust note, partially offset by the negative impact of falling interest rates.

          The Corporate Trust segment's general and administrative expenses increased in the aggregate $190,172 to $931,077 for the period ended September 30, 2001, compared to $740,905 for the prior period, and increased to 66% of segment revenues for the period ended September 30, 2001, from 46% of segment revenues for the prior period. The increase in Corporate Trust Segment's general and administrative expenses as a percentage of segment revenues was due primarily to the expensing of approximately $247,000 of costs incurred through September 30, 2001 associated with the Stevens Bankruptcy Proceeding (see Item 1: Legal Proceedings), and the reduction in revenues from bond servicing activities caused by reduced new bond issuances, which were partially offset by savings in staff personnel costs, contract labor and travel, in the six months ended September 30, 2001, as compared to the comparable prior period . Although the Company intends to vigorously attempt to recover the costs it has incurred to date and that it incurs in the future in the Stevens Bankruptcy Proceeding, there may be no assurance that any portion of such costs will be recovered. The Personal Trust segment's general and administrative expenses increased in the aggregate $118,954 to $509,313 for the period ended September 30, 2001, compared to $390,359 for the period ended September 30, 2000, and increased to 85% of segment revenues for the period ended September 30, 2001 from 72% for the period ended September 30, 2000. The increase in the Personal Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to a decline in revenues based on market values of underlying securities comprising the portfolios, and an increase in staff personnel, including the addition of a new business development officer, and additional expenses involved in administering the Company's increased trust servicing business.

          The Company's effective income tax rate was 41% for the six-month period ended September 30, 2001, compared to 42% for the six-month period ended September 30, 2000.


          Liquidity and Capital Resources
          -------------------------------

          Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,772,764 on September 30, 2001. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2001 and Exhibit 99 - "Regulation, Licensing and Supervision; Net Capital Requirements." At September 30, 2001, $513,060 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

          The Company's cash and cash equivalents decreased from $319,204 on March 31, 2001, to $167,488 on September 30, 2001, while the note receivable increased from $381,507 on March 31, 2001, to $516,300 on September 30, 2001. The decrease in the cash and cash equivalents was primarily due to payment of liabilities and related costs associated with the Stevens Bankruptcy Proceeding. See "Part II - Other Information - Item 1: Legal Proceedings" below. The increase in the note receivable was primarily due to an additional net advance of $135,000. The Company's net property and equipment decreased from $796,036 on March 31, 2001, to $731,301 on September 30, 2001. The
          decrease was primarily due to depreciation of existing property and equipment exceeding the purchase of additional furniture, equipment and computer software for employees. The Company believes that capital expenditure requirements for the foreseeable future will be covered by excess cash flow from operations.



          Market Risk
          -----------

          In the opinion of management, our market risk factors have not changed materially from March 31, 2001.

          "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

          This Form 10-QSB contains one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management; the success of the Company in its business development efforts; the Company's success with the investment advisory agreement with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP
          (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the Stevens Bankruptcy Proceeding, which costs totaled approximately $247,000 through September 30, 2001; the Company's ability to successfully defend the claim asserted by investors of Stevens Financial Group (see "Part II-Other Information-Item 1: Legal Proceedings"); new rules or regulations not currently anticipated which adversely affect the Company; and an increase in interest rates or other economic factors having an adverse impact on the Company and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. See also the Company's Form 10-KSB for the fiscal year ended March 31, 2001 and Exhibit 99 to this Form 10-QSB for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.




                           PART II. OTHER INFORMATION



          Item 1:  Legal Proceedings

          The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the event described below, will not have a material adverse effect on the financial condition or results of operations of the Company.

          On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments ("debt instruments"). Stevens has defaulted on all outstanding debt instruments. Based on information provided to the Company to date, the aggregate principal amount of the outstanding debt instruments is approximately $64 million, and accrued and unpaid interest on these debt instruments through March 19, 2001 (the date Stevens filed its petition in the Stevens Bankruptcy Proceeding) is approximately $13.5 million.

          To date, no legal proceedings are pending against the Company related to the Stevens Bankruptcy Proceeding or the Company's services as Indenture Trustee under the Stevens Trust Indentures. However, the Company has received a demand letter from counsel for the Official Committee of Investor Creditors in the Stevens Bankruptcy Proceeding. This demand letter, a copy of which was attached as Exhibit 1 to the Company's Form 8-K dated September 18, 2001, alleged that the Company made certain errors and omissions in the performance of its duties as Indenture Trustee under the Stevens Trust Indentures. In such demand letter, the Official Committee of Investor Creditors stated that it is in a position to commence a lawsuit against the Company for damages suffered by Investor Creditors totaling approximately $61 million. Colonial has submitted a claim to its E&O insurance carrier on the basis of such letter. The maximum coverage which is potentially available under the Company's E&O Policy is $5 million.

          The Company's E&O insurance carrier is providing the Company with a defense of the above claim under a reservation of rights, and the Company is presently unable to determine whether it will incur any liability as a result of such claim. However, the Company has incurred costs of approximately $247,000 through September 30, 2001 in connection with the Stevens Bankruptcy Proceeding, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and to the demand asserted by the Official Committee of Investor Creditors. Although the Company has submitted the costs it has incurred since receipt of the demand letter from the Official Committee of Investor Creditors to its E&O carrier for reimbursement (and will submit future costs related to such demand to its E&O carrier for reimbursement), there may be no assurance that the Company's E&O carrier will reimburse the Company for any portion of such costs. In such event, the portion of the costs for which the Company is not reimbursed will be recorded as a general and administrative expense in the quarter in which such expense is incurred.

          The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

          The Company's failure to recover the costs it incurs in the Stevens Bankruptcy Proceeding or to be reimbursed by its E&O carrier for the costs it incurs in connection with the demand by the Official Committee of Investor Creditors could have a material and adverse effect on the Company's financial condition and results of operations. Additionally, the successful denial by the Company's E&O carrier of coverage for the claim asserted by the Official Committee of Investor Creditors, the recovery by such Committee of amounts in excess of the policy limits of the Company's E&O Policy, or the assertion of additional claims against the Company arising out of the Stevens Bankruptcy Proceeding could also have a material and adverse effect on the Company's financial condition and results of operations.


         Item 2:  Changes in Securities

         None.

         Item 3:  Default Upon Senior Securities

         None.

         Item 4:  Submission of Matters to a Vote of Security Holders

         None

         Item 5.  Other Information

         None

         Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibit  No       Description
                  -----------       -----------

                  99                Risk Factors

         (b)      Reports on  Form 8-K:

                  The Company filed a Form 8-K on September 18, 2001 relating to the Company's receipt of a demand letter from counsel for the Official Committee of Investor Creditors in the Stevens
                  Bankruptcy  Proceeding.   See  "Part  I-Item  2:  Management's
                  Discussion and Analysis or Plan of Operation-Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000" and "Part II-Item 1: Legal Proceedings."



                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
          registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COLONIAL  TRUST COMPANY

         DATE:  November 14, 2001                 BY: /s/ John K. Johnson
                -----------------                     -------------------
                                                      John K. Johnson
                                                      Its:   President


         DATE:  November 14, 2001                 BY: /s/ Ian B. Currie
                -----------------                     -------------------
                                                      Ian B Currie
                                                      Its:Controller & Treasurer