Form 10QSB
period 2001-12-31
COLONIAL TRUST CO /AZ
filed 2002-02-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                     Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:730,202

    Transitional Small Business Disclosure Format (check one):

                     Yes _________             No ___X______

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                  Page
Part I. Financial Information:

         Item 1: Financial Statements                                  3

                  Condensed Balance Sheets                             3

                  Condensed Statements of Earnings (loss)              4

                  Condensed Statements of Cash Flows                   5

                  Notes to Condensed Financial Statements              6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                    10

Part II. Other Information

         Item 1: Legal Proceedings                                     15

         Item 2: Changes in Securities                                 16

         Item 3: Default Upon Senior Securities                        16

         Item 4: Submission of Matters to a Vote of Security Holders   17

         Item 5: Other Information                                     17

         Item 6: Exhibits and Reports on Form 8-K                      17

SIGNATURES                                                             17

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  Condensed Balance Sheets

ASSETS                                        December 31, 2001   March 31, 2001

Cash and cash equivalents                          $136,410         $319,204
Receivables                                         935,493          824,111
Note receivable                                     321,136          381,507
Income taxes receivable                              92,547           22,536
Property, furniture and equipment, net              708,413          796,036
Excess of cost over fair value acquired, net        107,776          116,911
Restricted cash                                     517,776          515,831
Other assets                                        113,924           74,942
                                                    -------           ------

                                                 $2,933,475       $3,051,078
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities           $173,980         $304,797
Deferred income taxes                                12,193           12,193
                                                     ------           ------
          Total Liabilities                         186,173          316,990
                                                    -------          -------

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 730,505
     issued and outstanding at December
     31, 2001 and 720,843 issued and
     outstanding at March 31, 2001                  614,286          578,911
Additional paid-in                                  506,208          506,208
Retained earnings                                 1,626,808        1,648,969
                                                  ---------        ---------
          Total Stockholders' Equity              2,747,302        2,734,088
                                                  ---------        ---------

                                                 $2,933,475       $3,051,078
                                                 ==========       ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Condensed Statements of Earnings (Loss)

                                      Three-month periods     Nine-month periods
                                      Ended December 31       Ended December 31

Revenues:                              2001       2000         2001         2000

Bond servicing income              $465,569   $597,996   $1,562,514   $1,903,533
IRA servicing fees-corporate        144,765    128,763      455,531      427,905
IRA servicing fees-personal trust    67,005     68,562      198,292      218,136
Trust fee income                    223,681    212,809      694,484      607,860
Interest & other income              28,296     26,137       64,496       65,251
                                     ------     ------       ------       ------

Total revenue                       929,316  1,034,267    2,975,317    3,222,685



General and administrative
   expenses                         967,549    943,628    2,996,128    2,725,296
                                    -------    -------    ---------    ---------

Earnings (loss) before income
   taxes                           (38,233)     90,639     (20,811)      497,389

Income taxes (benefit)             (15,655)     37,162      (8,512)      209,291
                                   -------      ------      ------       -------


Net earnings (loss)               ($22,578)    $53,477    ($12,299)     $288,098
                                  ========     =======    ========      ========



Basic net earnings per
   common share                      ($.03)       $.07       ($.02)         $.40
                                     -----        ----       -----          ----

Diluted net earnings per
   common share                      ($.03)       $.07       ($.02)         $.39
                                     -----        ----       -----          ----



Weighted average shares
outstanding -basic                  731,618    719,328      731,270      723,515
                                    =======    =======      =======      =======

Weighted average shares
outstanding -diluted                731,618    748,265      731,270      747,789
                                    =======    =======      =======      =======



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                       Condensed Statements of Cash Flows

                                                           Nine-month periods
                                                           Ended December 31,
                                                           2001             2000
Cash flows from operating activities:

Net earnings (loss)                                   ($12,299)         $288,098

Adjustments to reconcile net earnings (loss) to
     Net cash provided by (used in) operating
     activities:
Depreciation and amortization                           118,709          114,514
Decrease (increase) in receivables                    (111,382)           15,255
Increase in income taxes receivable                    (70,011)             -
Increase in other assets                               (38,982)          (4,767)
Increase (decrease) in accounts payable and
     accrued liabilities                              (130,817)           27,258
Decrease in income taxes payable                          -             (46,301)
                                                      ---------         --------
Net cash provided by (used in) operating activities   (244,782)          394,057

Cash flows from investing activities:

Purchase of property, furniture and equipment          (21,951)         (56,719)
Additions to note receivable                          (239,629)             -
Payments received on note receivable                    300,000            4,409
Increase in restricted cash                             (1,945)          (7,295)
                                                        -------          -------
Net cash provided by (used in) investing activities      36,475         (59,605)

Cash flows from financing activities:

Proceeds from  issuance of common stock under
  stock option plan                                      35,375           24,595
Purchase and retirement of common stock                 (9,862)        (142,491)
                                                        -------        ---------
Net cash provided by (used in) financing activities      25,513        (117,896)

Increase (decrease) in cash and cash equivalents      (182,794)          216,556
Cash and cash equivalents at beginning of period        319,204            9,260
                                                       --------         --------
Cash and cash equivalents at end of period             $136,410         $225,816
                                                       ========         ========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY



                     Notes to Condensed Financial Statements

         1.       Significant Accounting Policies
                  -------------------------------

         In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with generally accepted accounting principles. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2001.

         (a)      Nature of Business
                  ------------------

                  The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company's common stock is registered under the Securities Exchange Act of 1934.

                  The Company serves as trustee under various bond indentures for issuers of bonds in 39 states, the District of Columbia and 2 Canadian Provinces. The issuers are primarily churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholder.

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

                  In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month's end fair market value of each account. The second fee structure is an annual fee that is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.



         (c)      Computation of Basic and Diluted Net Earnings Per Common Share
                  --------------------------------------------------------------

                  Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

         (d)      Reclassification
                  ----------------

                  Certain amounts in the December 31, 2001 condensed financial statements have been reclassified to conform to the December 31, 2001 financial statement presentation.


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

         3.       Earnings (Loss) Per Share
                  -------------------------

         A reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended December 31, 2001, and December 31, 2000 follows:

                                 Three-month periods          Nine-month periods
                                 Ended December 31,           Ended December 31,
                                 ------------------           ------------------

                                     2001      2000             2001        2000

         Net earnings(loss)     ($22,578)   $53,477        ($12,299)    $288,098
                                ---------   -------        ---------    --------

         Basic EPS
         -weighted average
          shares outstanding      731,618   719,328          731,270     723,515
                                  =======   =======          =======     =======


         Basic EPS                 ($.03)      $.07           ($.02)        $.40
                                   -----       ----           -----         ----

         Basic EPS
         -weighted average
         shares outstanding       731,618   719,328          731,270     723,515

         Effect of dilutive
           securities:
         Stock options               -       28,937             -         24,274
                                  -------    ------          -------      ------

         Diluted EPS
         -weighted average
         shares outstanding       731,618   748,265          731,270     747,789
                                  =======   =======          =======     =======

         Diluted EPS               ($.03)      $.07           ($.02)        $.39
                                   -----       ----           -----         ----

         Stock options not
         included in Diluted
         EPS since anti-dilutive  114,374       -            114,374         -
                                  =======    =======         =======     =======


         4.       Business Segments
                  -----------------

         Operating results and other financial data are presented for the principal business segments of the Company for the three-month and nine-month periods ended December 31, 2001 and December 31, 2000. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

         In computing operating profit by business segment, interest and other income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

   Three-month periods:            Corporate     Personal    Other      Total
                                   Trust         Trust
                                   ---------     --------    -------    --------
   December 31, 2001
   Bond Servicing Income           $465,569          -          -       $465,569
   IRA Servicing Fees               144,765       $67,005       -        211,770
   Trust Fee Income                    -          223,681       -        223,681
   Interest & Other Income             -             -       $28,296      28,296
                                   --------      --------    -------    --------
                                   $610,334      $290,686    $28,296    $929,316
                                   ========      ========    =======    ========

   General & Administrative
         Expenses                  $405,332      $258,394   $303,823    $967,549
                                   --------      --------   --------    --------


   December 31, 2000
   Bond Servicing Income           $597,996          -          -       $597,996
   IRA Servicing Fees               128,763       $68,562       -        197,325
   Trust Fee Income                    -          212,809       -        212,809
   Interest & Other Income             -             -       $26,137      26,137
                                   --------      --------    -------    --------
                                   $726,759      $281,371    $26,137  $1,034,267
                                   ========      ========    =======  ==========

   General & Administrative
        Expenses                   $414,197      $211,766   $317,665    $943,628
                                   --------      --------   --------    --------



   Nine-month periods:             Corporate     Personal   Other       Total
                                   Trust         Trust

   December 31, 2001
   Bond Servicing Income         $1,562,514          -          -     $1,562,514
   IRA Servicing Fees               455,531      $198,292       -        653,823
   Trust Fee Income                    -          694,484       -        694,484
   Interest & Other Income             -             -       $64,496      64,496
                                 ----------      --------    -------  ----------
                                 $2,018,045      $892,776    $64,496  $2,975,317
                                 ==========      ========    =======  ==========

   General & Administrative
       Expenses                  $1,336,410      $767,707   $892,011  $2,996,128
                                 ----------      --------   --------  ----------


   December 31, 2000
   Bond Servicing Income         $1,903,533          -          -     $1,903,533
   IRA Servicing Fees               427,905      $218,136       -        646,041
   Trust Fee Income                    -          607,860       -        607,860
   Interest & Other Income             -             -       $65,251      65,251
                                 ----------      --------    -------  ----------
                                 $2,331,438      $825,996    $65,251  $3,222,685
                                 ==========      ========    =======  ==========

   General & Administrative
       Expenses                  $1,155,102      $602,125   $968,069  $2,725,296
                                 ----------      --------   --------  ----------


         5.       Legal Proceedings
                  -----------------

         The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the event described below, will not have a material adverse effect on the financial condition or results of operations of the Company.

         On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding debt instruments.

         On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other third parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures and that Colonial breached its fiduciary duties to the Stevens investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. To date, the Company has not filed an Answer or other responsive pleading in the above matter.

         Colonial has submitted a claim to its E&O insurance carrier based on the demand letters which preceded the above Complaint. The Company has also provided its E&O carrier with the above Complaint. The Company's E&O carrier has not notified the Company whether it will assume coverage for the above claim, and the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such claim.

         The successful denial by the Company's E&O carrier of coverage for the claims asserted in the above Complaint, or the recovery of amounts in excess of the policy limits of the Company's E&O Policy, could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's certificate by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue its business operations. Additionally, the Company's failure to recover the costs it incurs in the Stevens Bankruptcy Proceeding or to have its E&O carrier pay or reimburse the Company for the defense costs described above could also have a material and adverse effect on the Company's financial condition and results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Results of Operations-Three-Month Periods Ended December 31, 2001 and
         ---------------------------------------------------------------------
         December 31, 2000.
         ------------------

         The Company had a net loss of $22,578, or $.03 per diluted share, for the period ended December 31, 2001, compared to net earnings of $53,477, or $.07 per diluted share, for the period ended December 31, 2000, a decrease in net earnings of 142%. The Company had total revenue of $929,316 for the period ended December 31, 2001, compared to total revenue of $1,034,267 for the period ended December 31, 2000, a decrease of 10%.

         The Corporate Trust segment's revenue decreased to $610,334 for the period ended December 31, 2001, compared to $726,759 for the period ended December 31, 2000, a decrease of 16%. The Personal Trust segment's revenue increased to $290,686 for the period ended December 31, 2001, compared to $281,371 for the period ended December 31, 2000, an increase of 3%.

         The Corporate Trust segment's bond servicing income decreased to $465,569 for the period ended December 31, 2001, compared to $597,996 for the period ended December 31, 2000, a decrease of 22%. The decrease in bond servicing income was primarily attributable to the following factors. First, trust set-up and bond printing fees in the current quarter decreased approximately $23,000 compared to the prior period, due primarily to a decrease in new non-profit bond issuances originated for which the Company was serving as trustee and paying agent. Second, municipal bond servicing fee income in the current quarter decreased approximately $49,000 compared to income from such activities in the prior period due to no new issues in the current quarter, and two issues in default in the current quarter. It is anticipated the Company will service no new municipal bond issues in the foreseeable future. Third, interest earnings on trust investment balances decreased approximately $92,000 in the current period compared to the prior period reflecting reduced interest rates and lower investment balances in the current period compared to the prior period. The following factors partially offset this decrease in bond servicing income. First, annual maintenance fee income in the current quarter increased approximately $24,000 compared to the prior period primarily due to the receipt of several months of delinquent fees on a bond issue reorganization. Second, late fee income in the current quarter increased approximately $19,000 compared to the prior period, due to a higher number of payoffs and the collection of outstanding fees. The Company anticipates that revenues from the Corporate Trust segment's non-profit bond servicing activities will continue to be negatively impacted for at least the next fiscal quarter by the Company's reduced share of the market for non-profit bonds and by an anticipated decrease in new non-profit issuances originated by broker/dealers with whom the Company has a relationship, compared to market share and issuances in the comparable prior period. At December 31, 2001, the Company was serving as trustee and paying agent on 453 bond offerings totaling approximately $454,600,000 in original principal amount; at December 31, 2000, the Company was serving as trustee and paying agent on 462 bond offerings totaling approximately $461,700,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA servicing activities increased to $144,765 for the period ended December 31, 2001, compared to $128,763 for the period ended December 31, 2000, an increase of 12%. This increase was due to an increase in the number of IRA's being serviced. Revenue from the Personal Trust segment's IRA servicing activities decreased to $67,005 for the period ended December 31, 2001, compared to $68,562 for the period ended December 31, 2000, a decrease of 2%. At December 31, 2001, the Corporate Trust segment was servicing 9,778 IRA's with an aggregate value of approximately $184,104,000, and the Personal Trust segment was servicing 245 IRA's with an aggregate value of approximately $47,729,000. At December 31, 2000, the Corporate Trust segment was servicing 9,576 IRA's with an aggregate value of approximately $167,200,000, and the Personal Trust segment was servicing 291 accounts with an aggregate value of approximately $46,076,000.

         The Personal Trust segment's trust fee income increased to $223,681 for the period ended December 31, 2001, compared to $212,809 for the period ended December 31, 2000, an increase of 5%. The increase in trust fee income was primarily due to the increase in the number of trust or other accounts serviced by the Company, partially offset by proportionately lower fees per account in the current period compared to the prior period, due to a decline in the market values of the underlying securities comprising the portfolios. At December 31, 2001, the Personal Trust segment was serving as trustee or agent for 679 trust, investment, or other accounts with a fair market value of approximately $122,296,000. At December 31, 2000, the Personal Trust segment was serving as trustee or agent for 508 trust, investment, or other accounts with a fair market value of approximately $160,086,000.

         Interest and other income increased to $28,296 for the period ended December 31, 2001, compared to $26,137 for interest and other income in the period ended December 31, 2000, an increase of 8%. The net increase was primarily attributable to a one-time systems conversion fee attributable to a new registrar & disbursing agency account, partially offset by falling interest rates on investments.

         The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $405,332 for the period ended December 31, 2001, compared to $414,197 for the period ended December 31, 2000, but increased to 66% of segment revenues for the period ended December 31, 2001, from 57% of segment revenues for the period ended December 31, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate to $258,394 for the period ending December 31, 2001, compared to $211,766 for the period ended December 31, 2000, an increase of 22%, and increased to 89% of segment revenues for the period ended December 31, 2001, compared to 75% of segment revenues for the period ended December 31, 2000. The Corporate Trust segment's general and administrative expenses as a percentage of revenues increased primarily as a result of decreased revenues due to a reduction in new Corporate Trust Bonds and Municipal Bonds issued. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel including a new business development officer and support staff, as well as additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate was 41.0 % for the three-month periods ended December 31, 2001 and 2000.


         Results of Operations-Nine-Month Periods Ended December 31, 2001 and
         --------------------------------------------------------------------
         December 31, 2000.
         ------------------

         The Company had a net loss of $12,299, or $.02 per diluted share, for the period ended December 31, 2001, compared to net earnings of $288,098, or $.39 per diluted share, for the period ended December 31, 2000, a decrease in net earnings of 104%. The Company had total revenue of $2,975,317 for the period ended December 31, 2001, compared to total revenue of $3,222,685 for the period ended December 31, 2000, a decrease of 8%.

         The Corporate Trust segment's revenue decreased to $2,018,045 for the period ended December 31, 2001, compared to $2,331,438 for the period ended December 31, 2000, a decrease of 13%. The Personal Trust segment's revenue increased to $892,776 for the period ended December 31, 2001, compared to $825,996 for the period ended December 31, 2000, an increase of 8%.

         The Corporate Trust segment's bond servicing income decreased to $1,562,514 for the period ended December 31, 2001, compared to $1,903,533 for the period ended December 31, 2000, a decrease of 18%. The decrease in bond servicing income was primarily attributable to the following factors. First, trust set-up and bond printing fees in the current period decreased approximately $125,000 compared to the prior period, due primarily to a decrease in new non-profit bond issuances originated for which the Company was serving as trustee and paying agent. Second, municipal bond servicing fee income in the current period decreased approximately $122,000 compared to income from such activities in the prior period due to no new issues in the current period, and three issues in default in the current period. It is anticipated the Company will service no new municipal bond issues in the foreseeable future. Third, interest earnings on non fee-based trust investment balances decreased approximately $62,000 in the current period compared to the prior period reflecting reduced interest rates compared to the prior period. Fourth, interest earnings on fee-based trust investment balances decreased approximately $106,000 in the current period compared to the prior period reflecting reduced interest rates and lower investment balances in the current period compared to the prior period. The following factors partially offset this decrease in bond servicing income. First, annual maintenance fee income in the current period increased approximately $41,000 compared to the prior period primarily due to the receipt of several months of delinquent fees on a bond issue reorganization. Second, late fee income in the current period increased approximately $65,000 compared to the prior period, due to a higher number of payoffs and the collection of outstanding fees. The Company anticipates that revenues from the Corporate Trust segment's non-profit bond servicing activities will continue to be negatively impacted for at least the next fiscal quarter by the Company's reduced share of the market for non-profit bonds and by an anticipated decrease in new non-profit issuances originated by broker/dealers with whom the Company has a relationship, compared to market share and issuances in the comparable prior period.

         Revenue from the Corporate Trust segment's IRA servicing activities increased to $455,531 for the period ended December 31, 2001, compared to $427,905 for the period ended December 31, 2000, an increase of 6%. The increase in Corporate Trust segment's IRA revenues was primarily due to an increase in the number of accounts serviced by the Company. Revenue from the Personal Trust segment's IRA servicing activities decreased to $198,292 for the period ended December 31, 2001, compared to $218,136 for the period ended December 31, 2000, a decrease of 9%. The decrease in the Personal Trust segment's IRA revenue was primarily due to a reduction in the number of accounts serviced by the Company.

         The Personal Trust segment's trust income increased to $694,484 for the period ended December 31, 2001, compared to $607,860 for the period ended December 31, 2000, an increase of 14%. The increase in trust income was primarily due to the increase in the number of trust or other accounts serviced by the Company, partially offset by proportionately lower fees per account in the current period compared to the prior period, due to a decline in the market values of the underlying securities comprising the portfolios.

         Interest and other income decreased to $64,496 for the period ended December 31, 2001, compared to $65,251 for interest and other income in the period ended December 31, 2000, a decrease of 1%. The net decrease was primarily attributable to a decline in interest rates on investments partially offset by a one time systems conversion fee attributable to a new registrar and disbursing agency account.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,336,410 for the period ended December 31, 2001, compared to $1,155,102 for the prior period, an increase of 16%, and increased to 66% of segment revenues for the period ended December 31, 2001, compared to 50% for the period ended December 31, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate to $767,707 for the period ended December 31, 2001, compared to $602,125 for the period ended December 31, 2000, an increase of 27%, and increased to 86% of segment revenues for the period ended December 31, 2001, compared to 73% of segment revenues for the period ended December 31, 2000. The Corporate Trust segment's general and administrative expenses increased in the aggregate primarily as a result of expenses of approximately $285,000 incurred in the Stevens Bankruptcy Proceeding (see Part II-Item 1: Legal Proceedings, and Exhibit 99(b) to this Form 10-QSB) and increased as a percentage of revenues as a result of the above factor and a reduction in the number of new non-profit bond issuances for which the Company is serving as trustee and paying agent, offset in part by a reduction of approximately $104,000 in other general and administrative expenses as compared with the prior nine month period. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel including a new business development officer and support staff, as well as additional expenses involved in administering the Company's increased trust servicing business.

         The Company's effective income tax rate was 40.9% for the nine-month period ended December 31, 2001, and 42.1 % for the nine-month period ended December 31, 2000.

         Liquidity and Capital Resources
         -------------------------------

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,747,302 on December 31, 2001. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2001 and Exhibit 99(b) -"Regulation, Licensing and Supervision - Net Capital Requirements." At December 31, 2001, $517,776 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

         The Company's cash and cash equivalents decreased from $319,204 on March 31, 2001, to $136,410 on December 31, 2001, while the note receivable decreased from $381,507 on March 31, 2001, to $321,136 on December 31, 2001. The decrease in the cash and cash equivalents was primarily due to an increase in receivables consisting of payments by the Company, in its capacity as Trustee, of legal fees and other expenses pertaining to bond issuances in default. These receivables do not include expenses pertaining to the Stevens Bankruptcy Proceeding (see "Part II - Other Information-Item 1: Legal Proceedings" and
         Exhibit 99(b)). Based on past experience, the Company believes it will fully recover these receivables. The decrease in the note receivable was due to the receipt of net payments totaling $60,371. The Company's net property and equipment decreased from $796,036 on March 31, 2001, to $708,413 on December 31, 2001. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of replacement computer equipment and software for employees. The Company believes that existing cash reserves will cover capital expenditure requirements for the foreseeable future.



         Impact of Recently Issued Accounting Standards
         ----------------------------------------------

         In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $104,729, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $12,170 and $9,135 for the year ended March 31, 2001 and the 9 months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement
         121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending June 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.
         Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

         Market Risk
         -----------

         In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2001.

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

         This Form 10-QSB contains one or more forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. These forward-looking statements involve risks and uncertainties, including, but not limited to: the Company's continued employment of key management; the success of the company in its business development efforts; the Company's success with the investment advisory agreements with Hackett Investment Advisors ("HIA"), Feldman Securities Group LLP
         (FSG) and Wright Investors' Services (WIS), pursuant to which HIA, FSG and WIS provide investment advisory services for the majority of the trust and investment agency accounts of the Company, and the success of HIA, FSG and WIS in managing such accounts; increased competition for the Company's services; competitive pressures on prices for the Company's services; increased staffing or office needs not currently anticipated; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the Stevens Bankruptcy Proceeding, which costs totaled approximately $285,000 through December 31, 2001; the Company's ability to successfully defend the litigation filed against it by the Trustee of the Stevens Financial Group Estate (see "Part II - Other Information-Item 1: Legal Proceedings"); new rules or regulations not currently anticipated which adversely affect the Company; an increase in interest rates or other economic factors having an adverse impact on the Company; and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. See also the Company's Form 10-KSB for the fiscal year ended March 31, 2001 and Exhibit 99(a) to this Form 10-QSB for a more detailed discussion of the risks and uncertainties associated with the Company's future operations.








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

         On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding debt instruments.

         On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other third parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. A copy of the Complaint is attached hereto as Exhibit 99(b). In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached its fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. To date, the Company has not filed an Answer or other responsive pleading in the above matter.

         Colonial has submitted a claim to its E&O insurance carrier based on the demand letters which preceded the above Complaint. The Company has also provided its E&O carrier with the above Complaint. The Company's E&O carrier has not notified the Company whether it will assume coverage for the above claim, and the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such claim. However, the Company has incurred costs of approximately $285,000 through December 31, 2001 in connection with the Stevens Bankruptcy Proceeding, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above Complaint. Although the Company has submitted its defense costs incurred in connection with the above Complaint and the claim which preceded it to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), there may be no assurance that the Company's E&O carrier will pay or reimburse the Company for any portion of such costs. In such event, the portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

         The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

         The successful denial by the Company's E&O carrier of coverage for the claims asserted in the above Complaint, or the recovery of amounts in excess of the policy limits of the Company's E&O Policy, could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's certificate by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue its business operations. Additionally, the Company's failure to recover the costs it incurs in the Stevens Bankruptcy Proceeding or to have its E&O carrier pay or reimburse the Company for the defense costs described above could also have a material and adverse effect on the Company's financial condition and results of operations.


Item 2:  Changes in Securities

         None.

Item 3:  Default Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of  Security Holders

         None.

Item 5:  Other Information

         None.

Item 6:  Exhibits and Reports on Form 8-K:

         (a)   Exhibit No   Description
               ----------   -----------

               99(a)        Risk factors
               99(b)        Adversary Complaint in Stevens Bankruptcy Proceeding

         (b)   Reports on  Form 8-K:  None.





                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              COLONIAL  TRUST COMPANY

         DATE:  February 14, 2002               BY:   /s/ John K. Johnson
                                                      -------------------
                                                   John K. Johnson
                                                   Its:   President

         DATE:  February 14, 2002               BY:   /s/ Ian B. Currie
                                                      -----------------
                                                   Ian B. Currie
                                                   Its:   Controller & Treasurer