Form 10KSB
period 2002-03-31
COLONIAL TRUST CO /AZ
filed 2002-07-15
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002
                    ----------------------------------------


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


     Issuer's revenues for its most recent fiscal year: $3,865,501.


     Based on the average of the bid and asked prices of the Registrant's Common Stock on June 4, 2002 ($3.50), the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,322,975 as of June 4, 2002.


     As of June 4, 2002, 727,980 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                         Page

PART I

           Item  1:  Description of Business                             4

           Item  2:  Description of Properties                           13

           Item  3:  Legal Proceedings                                   13

           Item  4:  Submission of Matters to a Vote of
                     Security Holders                                    14



PART II

           Item  5:  Market for Common Equity and Related
                     Stockholder Matters                                 14

           Item  6:  Management's Discussion and Analysis
                     or Plan of Operation                                15

           Item  7:  Financial Statements                                26

           Item  7.a:Qualitative Risks                                   44

           Item  8:  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                44



PART III

           Item  9:  Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act                   44

           Item 10:  Executive Compensation                              47

           Item 11:  Security Ownership of Certain Beneficial
                     Owners and Management                               51


           Item 12:  Certain Relationships and Related
                     Transactions                                        52

           Item 13:  Exhibits and Reports on Form 8-K                    52

                                     PART I


Item 1.    Description of Business.


           Forward Looking Statements

     This report contains forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. The Company undertakes no obligation and does not intend to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business-Growth Plans," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.


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

           Business Segments

     The Company currently has two business segments: Corporate Trust and Personal Trust. The Corporate Trust segment provides services including serving as custodian for individual retirement accounts ("IRA's") and trustee for bond offerings of churches and other non-profit organizations. The Company presently is primarily engaged in serving as trustee and paying agent on bond programs of churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond programs of for-profit organizations. Through its Personal Trust segment, the Company provides traditional investment management, administration and custodial services for customers with trust assets. This segment also serves as trustee or custodian for IRA Accounts.



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

     In its capacity as trustee for bond offerings of non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering. The Company invests such proceeds in U.S. Treasury Obligation Money Market Mutual Funds according to the terms of the Company's investment policy and the applicable trust indenture. In its capacity as paying agent, the Company also receives periodic sinking fund payments (payments of principal and interest on the bonds by the non-profit organizations, typically made on a weekly basis) and distributes the sinking fund payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. In instances in which a bondholder has transferred ownership of a bond for which the Company is serving as paying agent, the Company serves as transfer agent and effects the transfer of such bond between the former and current bondholder. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds (typically real estate and related improvements owned by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

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

     As of March 31,2002, the Company had served as trustee and/or paying agent and/or escrow agent for 838 bond offerings totaling approximately $727 million in original principal amount. The foregoing includes a total of 43 bond offerings in original principal amount of approximately $42 million originated in the fiscal year ended March 31, 2002. The Company's revenues from these activities represented approximately 50% of the Company's aggregate revenues for the year ended March 31, 2002. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations-Results of Operations for the Years Ended March 31, 2002 and 2001."

     As of March 31, 2002, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers originated bonds representing approximately 78% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ending March 31, 2002, 3 broker-dealers had originated 95% of the aggregate principal amount of all new bond issues for the year. The Company's ability to generate bond servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

     The Company is attempting to procure additional business from the broker/dealers with whom the Company currently has a relationship, and is also attempting to develop relationships with and procure business from broker/dealers with whom the Company does not currently have a relationship.

           IRA Services

     The Company also serves as trustee for IRA's. As trustee, the Company receives all contributions to these accounts, invests the contributions as directed by the account participant and distributes the funds of the accounts pursuant to the terms of each individual account. For its services as trustee, the Company receives an annual base fee of $40 and a transaction fee of $5 per transaction for each transaction in excess of 12 per year. The Company also retains, as a portion of its fee, earnings up to 2% of the daily un-invested balance in each IRA Account.

     At March 31, 2002, the Company was serving as trustee for approximately 9,899 IRA's with an aggregate value of approximately $168 million. Revenue from the Company's activities in this area represented approximately 16% of the Company's aggregate revenues for the year ended March 31, 2002. See "Item 6-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2002 and 2001."

     The majority of the IRA's serviced by the Company have been originated by the broker/dealers who originate the bond offerings for which the Company serves as trustee and paying agent. Currently, there are a limited number of IRA trustees who allow church bonds as an investment in their IRA's. The Company has been able to grow its IRA servicing business primarily through marketing efforts directed at the broker/dealers with whom the Company has a bond servicing relationship and to a lesser extent through marketing efforts directed at non-profit organizations.


           Personal Trust Segment
           ----------------------

     The Personal  Trust segment  provides  traditional  investment  management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA's and trustee for managed IRA's. At March 31, 2002, the Personal Trust segment served as trustee or agent for 678 trust, other accounts, or investment agency accounts with a fair market value of approximately $125 million, and served as custodian or trustee for approximately 247 IRA's with a fair market value of approximately $50 million.

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

     The Personal Trust segment was previously party to an investment Advisory agreement dated January 2, 1997 with Wright Investors Services ("WIS"). This agreement was terminated on April 2, 2002 and a search is currently being conducted to locate a suitable Large Cap Growth Manager.

     The Personal Trust segment is also party to an investment advisory agreement dated June 3, 1999 with Feldman Securities Group, L.L.C. ("FSG"). FSG is an investment advisor located in Chicago, Illinois. Pursuant to this agreement, this segment designates FSG, and FSG serves as investment advisor, on a portion of the designated investment accounts of the Personal Trust segment. The Company pays FSG 28% of the fees collected for managed assets up to $10 million in the aggregate. For every subsequent $10 million increment in managed assets, the Company's fee drops by 2 percentage points. Currently, the Company is paying FSG 26% of the fees collected on accounts managed by FSG. The initial term of the agreement has expired and continues on a month to month basis until either party gives the other at least thirty days notice in writing of its intent to terminate the agreement.

     The profitability of the Personal Trust segment is largely dependent on the Company's ability to meet the needs of its market segment. Such needs vary widely and are determined in large part by the terms of the governing trust documents. Where applicable, the Personal Trust segment retains legal, investment, tax and other advisors to fulfill its responsibilities. Revenues from the Personal Trust segment represented approximately 32% of the Company's aggregate gross revenues for the year ended March 31, 2002. See "-Growth Plans" and "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2002 and 2001."


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

     The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company anticipates that its bond servicing revenues will increase in the fiscal year ending March 31, 2003 compared to its revenues from such activities in the fiscal year ended March 31,2002 due to an increase in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent. There may be no assurances that the Company will be successful in its efforts to increase non-profit bond servicing operations. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2002 and 2001."

     The Company intends to attempt to expand its IRA servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship. There may be no assurance that the Company will be successful in its efforts to increase IRA servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 2002 and 2001."

     The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See "Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2002 and 2001."

     The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the continued employment of key management; the Company's success in marketing its existing relationships with broker/ dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the continuation of the Company's investment advisory agreements with FSG and HIA, finding a suitable replacement investment advisor for WIS and their success in managing the trust and IRA's for which they provide services; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs total approximately $375,000 through May 31, 2002; the outcome of litigation filed against the Company (or commenced against the Company in the future) related to the Company's services as indenture trustee on the Stevens bond offerings; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; a change in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business; and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."


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

     Competition in the IRA servicing business is intense. However, to date the Company has focused its efforts on procuring IRA servicing business from non-profit organizations and their members. Thus, the Company's primary competition comes from the relatively small number of trustees who will allow church bonds as a self-directed investment. The Company's primary competitors in this business include Reliance Trust Company, American Church Trust, Trust
Management Inc. and, to a lesser extent, broker/dealers, banks and other financial institutions, investment advisors, money management firms and other trust companies, many of which have significantly greater financial and other resources than the Company.

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

     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,700,000 on March 31, 2002. Arizona law also requires that $500,000 of such net capital must meet the Department's liquidity requirements. At March 31, 2002, $522,414 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these requirements from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

     Under legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002, the Company may in certain circumstances be required to maintain additional capital in excess of the capital requirements described immediately above. Specifically, the Company will be required to have additional capital of $250,000 for every $750 million of "non-discretionary assets" and additional capital of $250,000 for every $250 million of discretionary assets." The term "non-discretionary assets" is defined as "... those assets in which the trust company must obtain from the customer, broker or investment advisor specific direction and instructions regarding both investment strategies and investment executions." The term "discretionary assets" is defined as "... those assets in which the trust company has the unilateral authority to determine investment strategies and execute investment transactions without seeking the concurrence, approval or authority from the customer or any other external party." Additionally, this legislation requires that any trust company whose most recent composite rating from the Arizona Banking Superintendent was "four" as defined in the revised uniform interagency trust rating system must maintain an additional $250,000 in capital, and that any trust company whose most recent composite rating from the Arizona Banking Superintendent was a "five" as defined in the above rating system must maintain an additional $500,000 in capital. One-half of any additional capital required by such legislation must be "liquid capital."

     The Company believes that approximately $283 million of the funds which it held in the ordinary course of business at March 31, 2002 would be classified as "non-discretionary" assets and approximately $102 million of the funds which it held in the ordinary course of business at March 31, 2002 would be described as "discretionary" assets. The Company also does not believe that its discretionary or its non-discretionary assets will grow in the foreseeable future to the levels which will require additional capital. However, there may be no assurance that the Arizona Banking Department will agree with the Company's classification of its assets as non-discretionary or discretionary, and to date no regulations or interpretations concerning these provisions have been issued by the Arizona Banking Department. Additionally, although the Company does not believe that it is likely to receive a "four" or "five" composite rating from the Arizona Banking Superintendent in the foreseeable future, there may be no assurance in this regard.

     In the event the Company is required to have additional capital, including additional liquid capital, the Company believes that this requirement can be satisfied from funds available under the Master Demand Note, cash flow from operations, collection of receivables or borrowings secured by the Company's building. However, the outcome of, or unreimbursed expenses incurred in connection with, litigation asserted against the Company arising out of the Stevens bankruptcy proceeding, could result in the Company violating some or all of the above capital requirements. See "Item 3: Legal Proceedings" and "Item 6:
Management's Discussion and Analysis or Plan of Operation-Results of Operations for the Years Ended March 31, 2002 and 2001."


     Arizona law also requires the Company to maintain a fidelity bond against dishonesty, fraud, theft, embezzlement and other similar insurable losses. Under legislation which became effective on August 9, 2001, this fidelity bond must be in the minimum amount of $2.1 million. Arizona law also requires the Company to maintain errors and omissions insurance of at least $500,000. The fidelity bond and the errors and omissions insurance must also be adequate in relation to the Company's potential exposure. The Company believes that it has been in compliance with these requirements to date and will continue to be in compliance with these requirements in the future, including the fidelity bond requirements imposed by the new legislation.

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


           Employees

     At March 31, 2002, the Company employed 46 people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.




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

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

     On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. The Company has filed an Answer denying all material allegations.

     Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company's E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $375,000 through May 31, 2002 in connection with the Stevens Bankruptcy Proceeding, and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company's E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

     The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

     Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company's E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company's E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company's E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The significance and uncertainty related to these issues has resulted in a modification of independent auditors' report included with these financial statements to include a paragraph about the uncertainty of the Company's ability to continue as a going concern resulting from the uncertain outcome of this matter.



Item 4.    Submission of Matters to a Vote of Security Holders.

     None.


                                     Part II


Item 5.    Market for Common Equity and Related Stockholder Matters.

     On June 4, 2002, the Company had approximately 1,689 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See "Business-Regulation, Licensing and Supervision".

     On September 24, 1998, the Company's stockholders approved a one-for-ten reverse stock split of the Company's issued and outstanding common stock. All share amounts, share prices and earnings per share have been retroactively adjusted for all periods presented to reflect this reverse split.

     Initial purchases and sales of the Company's Common Stock occurred in January 1991. See Item 1 - "Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 2002, were both $3.50 per share. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.


Item 6.    Management's Discussion and Analysis or Plan of Operation

     The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report. Historical results and relationships among accounts are not necessarily an indication of trends in operating results for any future period.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management of the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures which are discussed in note 1 of the Company's financial statements. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.



           Results of Operations for the Years Ended March 31, 2002 and 2001

     The Company had a net loss of $82,759, or $.11 diluted earnings per share, for the fiscal year ended March 31, 2002, compared to net earnings of $341,048, or $.46 diluted earnings per share, for the fiscal year ended March 31, 2001, a decrease in net earnings of 124%. The Company had total revenue of $3,865,501 for the fiscal year ended March 31, 2002, compared to total revenue of $4,224,455 for the fiscal year ended March 31, 2001, a decrease of 9%.

                        Corp. Trust  Pers. Trust     Other        Total
                         ----------   ----------   ----------   ----------

            2002

Bond Servicing Revenue   $1,929,990         -            -      $1,929,990
IRA Servicing Fees          606,981     $257,962         -         864,943
Trust Income                   -         984,582         -         984,582
Interest & Other Income        -            -         $85,986       85,986
                         ----------   ----------   ----------   ----------
                         $2,536,971   $1,242,544      $85,986   $3,865,501
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,750,689   $1,063,647   $1,175,130   $3,989,466
                         ==========   ==========   ==========   ==========


            2001
Bond Servicing Revenue   $2,429,902         --           --     $2,429,902
IRA Servicing Fees          558,730   $  280,988         --        839,718
Trust Income                   --        866,389         --        866,389
Interest & Other Income        --           --     $   88,446       88,446
                         ----------   ----------   ----------   ----------
                         $2,988,632   $1,147,377   $   88,446   $4,224,455
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,499,462   $  869,910   $1,277,067   $3,646,439
                         ==========   ==========   ==========   ==========



            2000
Bond Servicing Revenue   $2,592,749         --           --     $2,592,749
IRA Servicing Fees          556,405   $  172,799         --        729,204
Trust Income                   --        521,073         --        521,073
Interest & Other Income        --           --     $   66,027       66,027
                         ----------   ----------   ----------   ----------
                         $3,149,154   $  693,872   $   66,027   $3,909,053
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,454,996   $  629,285   $1,100,506   $3,184,786
                         ==========   ==========   ==========   ==========



     The Corporate Trust segment's revenue decreased to $2,536,971 for the fiscal year ended March 31, 2002, compared to $2,988,632 for the fiscal year ended March 31, 2001, a decrease of 15%. The Personal Trust segment's revenue increased to $1,242,544 for the fiscal year ended March 31, 2002, compared to $1,147,377 for the fiscal year ended March 31, 2001, an increase of 8%.

     The Corporate Trust segment's bond servicing revenue decreased to $1,929,990 for the fiscal year ended March 31, 2002, compared to $2,429,902 for the fiscal year ended March 31, 2001, a decrease of 21%. The decrease in bond servicing revenue was primarily attributable to a decrease in the number of new nonprofit bond issuances for which the Company was serving as trustee and paying agent in the fiscal year ended March 31, 2002, compared to new non-profit bond issuances for which the Company was serving as trustee and paying agent which were originated in the fiscal year ended March 31, 2001. Such decrease was primarily attributable to the Company's reduced share of the market for non-profit bonds. The Company is serving as trustee and paying agent on 43 bond offerings in the original principal amount of approximately $42 million which were originated in the fiscal year ended March 31, 2002, compared to 63 bond offerings in the original principal amount of approximately $66 million which were originated in the fiscal year ended March 31, 2001. Additionally at March 31, 2002, the Company was serving as trustee and paying agent on 514 bond offerings totaling approximately $452 million in original principal amount; at March 31, 2001, the Company was serving as trustee and paying agent on 524 bond offerings totaling approximately $471 million in original principal amount. The Company anticipates that its bond servicing revenues will increase in the fiscal year ending March 31, 2003 compared to its revenues from such activities in the recently-completed fiscal year as a result of an increase in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent, although the magnitude of such increase will be dependent upon the strength of the non-profit bond market, the amount of increased market share which the Company is able to garner, and other factors which are not presently ascertainable.

     Revenue from the Corporate Trust segment's IRA servicing activities increased to $606,981 for the fiscal year ended March 31, 2002, compared to $558,730 for the fiscal year ended March 31, 2001, an increase of 9%. Revenue from the Personal Trust segment's IRA servicing activities decreased to $257,962 for the fiscal year ended March 31, 2002, compared to $280,988 for the fiscal year ended March 31, 2001, a decrease of 8%.

     At March 31, 2002, the Corporate Trust segment was servicing 9,899 IRA's with an aggregate value of approximately $168 million, and the Personal Trust segment was servicing 247 IRA's with an aggregate value of approximately $50 million. At March 31, 2001, the Corporate Trust segment was servicing 9,710 IRA's with an aggregate value of approximately $170 million, and the Personal
Trust segment was servicing 230 accounts with an aggregate value of approximately $47 million. At March 31, 2002, approximately $19 million loss in value of investments in Corporate Trust segment IRA's was written off due to the Stevens Bankruptcy Procedure. The Company anticipates that its IRA servicing revenue will increase by 1%-3% in the fiscal year ending March 31, 2003 as a result of an increase in the number of IRA's serviced by these segments.

     The Personal Trust segment's trust income increased to $984,582 for the fiscal year ended March 31, 2002, compared to $866,389 for the fiscal year ended March 31, 2001, an increase of 14%. At March 31, 2002, the Personal Trust segment was serving as trustee or agent for 678 trust, investment accounts, or other accounts with a fair market value of approximately $125 million. At March 31, 2001, the Personal Trust segment was serving as trustee or agent for 580 trust, investment accounts, or other accounts with a fair market value of approximately $149 million. The Company anticipates that trust revenue will increase by 10%-20% in the fiscal year ending March 31, 2003 as a result of an increase in the number of accounts serviced by this segment.

     Interest & Other Income decreased to $85,986 for the fiscal year ended March 31, 2002, compared to $88,446 for the fiscal year ended March 31, 2001, a decrease of 3%. The decrease was primarily attributable to reduced interest rates an investment balances.

     The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,750,689 for the fiscal year ended March 31, 2002, compared to $1,499,462 for the fiscal year ended March 31, 2001, and increased to 69% of segment revenues for the fiscal year ended March 31, 2002, compared to 50% of segment revenues in the fiscal year ended March 31, 2001. This increase was attributable to expenses of approximately $330,000 incurred in connection with the Stevens bankruptcy proceeding and the litigation filed against the Company related thereto in the fiscal year ended March 31, 2002. The Personal Trust segment's general and administrative expenses increased in the aggregate to $1,063,647 for the fiscal year ending March 31, 2002, compared to $869,911 for the fiscal year ended March 31, 2001, and increased to 86% of segment revenues for the fiscal year ended March 31, 2002, compared to 76% of segment revenues for the fiscal year ended March 31, 2001. The Company anticipates that general and administrative expenses will decrease in the aggregate for the Corporate Trust segment in the fiscal year ended March 31,2003, and will decrease as a percentage of revenues for fiscal 2003. This will result primarily from a decrease in Corporate Trust segment expenses associated with the Stevens Bankruptcy Proceeding. The Company anticipates that general and administrative expenses will increase in aggregate for the Personal Trust segment in the fiscal year ended March 31, 2003, but will decrease as a percentage of revenues for fiscal 2003 levels. This will result from a relatively smaller increase in Personal Trust segment expenses as compared to the increase in projected segment revenues.

     A Loss before income taxes from Operations for the year ended March 31, 2002 of approximately $124,000 resulted in the creation of an income tax benefit of approximately $41,000.

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

     The Corporate Trust segment's revenue decreased to $2,988,632 for the fiscal year ended March 31, 2001, compared to $3,149,154 for the fiscal year ended March 31, 2000, a decrease of 5%. The Personal Trust segment's revenue increased to $1,147,377 for the fiscal year ended March 31, 2001, compared to $693,872 for the fiscal year ended March 31, 2000, an increase of 65%.

     The Corporate Trust segment's bond servicing revenue decreased to $2,429,902 for the fiscal year ended March 31, 2001, compared to $2,592,749 for the fiscal year ended March 31, 2000, a decrease of 6%. The decrease in bond servicing revenue was primarily attributable to a decrease in the number of new nonprofit bond issuances for which the Company was serving as trustee and paying agent in the fiscal year ended March 31, 2001, compared to new non-profit bond issuances originated in the fiscal year ended March 31, 2000. Such decrease was primarily attributable to less favorable market conditions in the fiscal year ended March 31, 2001 compared to the prior year. The Company is serving as trustee and paying agent on 63 bond offerings in the original principal amount of approximately $66 million which were originated in the fiscal year ended March 31, 2001, compared to 81 bond offerings in the original principal amount of approximately $103 million which were originated in the fiscal year ended March 31, 2000. Additionally at March 31, 2001, the Company was serving as trustee and paying agent on 524 bond offerings totaling approximately $471 million in original principal amount; at March 31, 2000, the Company was serving as trustee and paying agent on 448 bond offerings totaling approximately $435 million in original principal amount.

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

     At March 31, 2001, the Corporate Trust segment was servicing 9,710 IRA's with an aggregate value of approximately $170 million, and the Personal Trust segment was servicing 230 IRA's with an aggregate value of approximately $47 million. At March 31, 2000, the Corporate Trust segment was servicing 9,228 IRA's with an aggregate value of approximately $151 million, and the Personal
Trust segment was servicing 205 accounts with an aggregate value of approximately $45 million.

     The Personal Trust segment's trust income increased to $866,389 for the fiscal year ended March 31, 2001, compared to $521,073 for the fiscal year ended March 31, 2000, an increase of 66%. At March 31, 2001, the Personal Trust segment was serving as trustee or agent for 580 trust, investment accounts, or other accounts with a fair market value of approximately $149 million. At March 31, 2000, the Personal Trust segment was serving as trustee or agent for 338 trust, investment accounts, or other accounts with a fair market value of approximately $87 million.

     Interest and other income increased to $88,446 for the fiscal year ended March 31, 2001, compared to $66,027 for the fiscal year ended March 31, 2000, an increase of 34%. The increase was primarily attributable to a larger balance held for investment.

     The Corporate Trust segment's general and administrative expenses increased in the aggregate to $1,499,462 for the fiscal year ended March 31, 2001, compared to $1,454,995 for the fiscal year ended March 31, 2000, and increased to 50% of segment revenues for the fiscal year ended March 31, 2001, compared to 46% of segment revenues in the fiscal year ended March 31, 2000. The Personal Trust segment's general and administrative expenses increased in the aggregate to $869,910 for the fiscal year ending March 31, 2001, compared to $629,285 for the fiscal year ended March 31, 2000, but decreased to 76% of segment revenues for the fiscal year ended March 31, 2001, compared to 91% of segment revenues for the fiscal year ended March 31, 2000.

     The foregoing discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referral for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with FSG and HIA, and their success in managing the trust and investment agency accounts for which they provide services; finding a suitable replacement investment advisor for WIS, the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs total approximately $375,000 through May 31, 2002; the outcome of litigation filed (or commenced in the future) against the Company related to the Company's services as indenture trustee on the Stevens bond offerings; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company's business segments.


           Liquidity and Capital Resources


     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,674,045 on March 31, 2002. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1:
Regulation, Licensing and Supervision." At March 31, 2002, $522,414 of the Company's net capital met the Department's liquidity requirements.

     The Company's cash and cash equivalents decreased from $319,204 on March 31, 2001, to $166,592 on March 31, 2002, while the note receivable decreased from $381,507 on March 31, 2001, to $324,156 on March 31, 2002. The decrease in the cash and cash equivalents was primarily due to a net loss of approximately $83,000 and an increase in the income tax receivable of approximately $89,000. The decrease in the note receivable was due to the receipt of net payments totaling $57,351. The Company's net property and equipment decreased from $796,036 on March 31, 2001, to $705,426 on March 31, 2002. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of replacement computer equipment and software for employees.

     The Company believes that it will be able to satisfy its regulatory capital, working capital and capital expenditure requirements for the foreseeable future from existing cash balances, anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust. However, the outcome of, or unreimbursed expenses incurred in connection with, the Stevens bankruptcy proceeding or litigation asserted against the Company arising out of such bankruptcy proceeding, could result in the Company violating some or all of its regulatory capital requirements and could impair the Company's ability to satisfy its working capital and capital expenditure requirements from the above or other sources.

           Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     As of the date of adoption, the Company expects to have un-amortized goodwill in the amount of $104,729, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $12,182 and $12,170 for the years ended March 31, 2002 and 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending June 30, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

           Risk Factors

           Lack of Liquidity of the Company's Common Stock


     The Company's Common Stock is not listed (or likely to be listed in the foreseeable future) on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Company's Common Stock. The Company will continue to attempt to match stockholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, annual trading volume in the Company's Common Stock has averaged only approximately 102,000 shares in the last two years. Therefore, a stockholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he or she need or wish to do so.

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



  Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing Revenues

     The Company's future financial performance will depend upon the size of the non-profit bond market as well as the Company's ability to increase its market share for bond servicing activities. The market for bonds issued by non-profit organizations is subject to fluctuation due to a number of factors beyond the control of the Company. The Company estimates that its revenues from bond servicing activities will increase in the fiscal year ending March 31, 2003 compared to its revenues from such activities in the recently completed fiscal year as a result of an increase in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent; however this projection is based in part on the Company's belief that the market for bonds issued by the non-profit organizations will increase in the next fiscal year, of which there may be no assurance. Additionally, the Company's ability to increase its market share will be dependent upon a number of factors of which there also may be no assurances, including the Company's ability to develop and maintain relationships with the broker/dealers who are primarily responsible for the sale of such non-profit bonds. See "-Dependence Upon Certain Business Relationships" and "Item 1-Business-Corporate Trust Segments-Bond Offering Services." Revenues from the Company's bond servicing activities accounted for approximately 50% of the Company's total revenues in the fiscal year ended March 31, 2002.



           Market for Personal Trust Services;
           Ability to Increase Personal Trust Service Revenues

     The Company intends for the foreseeable future to limit the activities of its Personal Trust segment to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 32% of the Company's total revenues in the fiscal year ended March 31, 2002. The Company's ability to continue to increase its revenues from personal trust services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service personal trust accounts. Additionally, at March 31, 2002, eleven percent of the Company's Personal Trust account assets were held in trust for members of one family, and such accounts accounted for six percent of the Company's Personal Trust revenues in the fiscal year ended March 31, 2002. Loss of such revenues could have a material adverse effect on the Personal Trust segment and/or the Company's results of operations. See "Item 1:
Business-Personal Trust Segment."

           Dependence Upon Certain Business Relationships


     The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 2002, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers had originated bonds representing approximately 78% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ended March 31, 2002, three broker-dealers originated 95% of the aggregate principal amount of all new bond issuances. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide personal trust services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.


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

           Regulation, Licensing and Supervision; Net Capital Requirements

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Banking Department. Under applicable rules and regulations of the Arizona Banking
Department, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2.7 million at March 31, 2002. Arizona law also requires that $500,000 of the Company's net capital must meet the Department's liquidity requirements. At March 31, 2002, $522,414 of the Company's net capital met the Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001. The Company is also required to satisfy other requirements under Arizona law. Additionally, the Arizona Banking Department retains broad discretion to suspend or revoke the certificate of or impose operational sanctions or restrictions (such as requiring the Company to raise additional capital) on any trust company subject to its jurisdiction (including the Company) upon the occurrence of certain events, including (i) the trust company's violation of any applicable law, rule or order, (ii) the trust company's failure to conduct business in a safe, sound and lawful manner, or (iii) upon the occurrence of any other event set forth in Arizona Revised Statutes Section 6-864. The Company is also required to comply with federal rules and regulations in connection with the Company's service as trustee for IRA Accounts. See "Item 1: Business - Regulation, Licensing and Supervision." Failure to comply with applicable laws could have a material adverse effect on the Company's results of operations and financial condition and could, in certain instances, affect the Company's certificate issued by the Arizona Banking Department. Failure to maintain such a certificate would require the Company to attempt to move its operations to another state, to discontinue its operations, or to attempt to merge or effect another business combination.

           Performance of Contractual Duties

     In the performance of its duties as trustee and paying agent on bond offerings of non-profit and other organizations, the Company is required to perform certain duties under the trust indenture for such offering and/or the federal Trust Indenture Act (15 U.S.C. ss. 77aaa et seq.) or the applicable state version of such Act (if any). In the Company's capacity as trustee, such duties include: receiving proceeds from the sale of the bonds; distributing such proceeds according to the purposes of the bond offering; investing such proceeds pending distribution; receiving periodic sinking fund payments by the bond issuer; procuring a security interest in collateral from the bond issuer to secure the issuer's bonds; perfecting such security interest; providing reports to bondholders; and, in the event of default by a bond issuer, taking possession of and/or selling the collateral. In the Company's capacity as paying agent, such duties include distributing sinking fund payments to bondholders. Failure to perform such duties in the manner required by the trust indenture or applicable law could cause the Company to incur material liabilities, which in turn could have a material adverse effect on the Company's results of operations and financial condition.



           Bankruptcy of Stevens Financial Group

     The Company is serving as indenture trustee under seven Trust Indentures issued by Stevens Financial Group, a financial services firm headquartered in Springfield, Missouri ("Stevens"). The Trust Indentures secure obligations of Stevens under certain debt instruments designated as Time Certificates and Fixed Rate Investments.

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

     On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. The Company has filed an Answer denying all material allegations.

     Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company's E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $375,000 through May 31, 2002 in connection with the Stevens Bankruptcy Proceeding and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company's E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

     The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

     Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company's E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company's E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company's E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The significance and uncertainty related to these issues has resulted in a modification of independent auditors' report included with these financial statements to include a paragraph about the uncertainty of the Company's ability to continue as a going concern resulting from the uncertain outcome of this matter.


           Change in Securities Laws Affecting Non-Profit Bond Finance Market

     Most bond offerings for which the Company serves as trustee and/or paying agent are made in reliance upon an exemption from registration provided by
Section 3(a)(4) of the Securities Act of 1933, as amended, and similar exemptions from registration provided for under applicable state securities laws. In the event such federal and/or state exemptions become unavailable for any reason (including without limitation changes in federal and/or state securities laws), the Company believes that the market for non-profit bond financings would be materially and adversely affected due primarily to the increased costs associated with registration of such bonds under federal and/or state laws. The foregoing would have a material adverse impact on the Company's fees generated from bond servicing activities and, thus, the Company's results of operations.


           Common Stock Dividends

     The Company has never paid dividends on its Common Stock. The Company intends for the foreseeable future to retain any earnings to support the growth of the Company's business. The Company therefore does not contemplate paying cash dividends on its Common Stock in the foreseeable future.




Item 7.    Financial Statements.

     The Company's audited financial statements, containing balance sheets as of March 31, 2002 and 2001, and related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2002, are set forth on the following pages.

                             COLONIAL TRUST COMPANY
                          Index to Financial Statements

                                                                 Page

Independent Auditors' Report                                       28

Balance Sheets as of March 31, 2002, and 2001                      29

Statements of Operations for the years
       ended March 31, 2002, 2001, and 2000                        30

Statements of Stockholders' Equity for
       the years ended March 31, 2002, 2001, and 2000              31

Statements of Cash Flows for the Years
       ended March 31, 2002, 2001, and 2000                        32

Notes to Financial Statements                                      33

                             Colonial Trust Company
                          Independent Auditors' Report


The Board of Directors
Colonial Trust Company:


     We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 9 to the financial statements, the Company has suffered a loss in fiscal 2002 resulting from expenses incurred in defense of material litigation in which the Company is a defendant. If the Company is unsuccessful in negotiating a settlement or is ultimately found responsible for a significant portion of the loss claim, the Company may be forced to file bankruptcy. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             /s/KPMG LLP

Phoenix, Arizona
June 7, 2002

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 2002 and 2001



        Assets                                  2002         2001
                                             ----------   ----------
Cash and cash equivalents                    $  166,592      319,204
Receivables                                     853,256      824,111
Income taxes receivable                         111,819       22,536
Note receivable                                 324,156      381,507
Property and equipment, net                     705,426      796,036
Excess of cost over fair value acquired, net    104,729      116,911
Restricted cash                                 522,414      515,831
Other assets                                     99,382       74,942
                                             ----------   ----------

                                             $2,887,774    3,051,078
                                             ----------   ----------

        Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $  213,729      304,797
Deferred income taxes                              -          12,193
                                             ----------   ----------

                                                213,729      316,990
                                             ==========   ==========

Stockholders' equity:
     Common stock, no par value. Authorized
     25,000,000 shares; issued and outstanding
     729,727 and 720,843 shares at
     March 31, 2002, and 2001, respectively
                                                614,286      578,911
     Additional paid-in capital                 506,208      506,208
     Retained earnings                        1,553,551    1,648,969
                                             ----------   ----------

               Total stockholders' equity     2,674,045    2,734,088

Commitments and contingencies
(note 9)                                      ---------    ---------
                                             $2,887,774    3,051,078
                                             ==========   ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Operations

                    Years ended March 31, 2002, 2001 and 2000



                                           2002         2001         2000
                                        ---------    ---------    ---------

Revenue:
     Bond servicing revenue             $1,929,990    2,429,902    2,592,749
     IRA servicing fees - corporate        606,981      558,730      556,405
     IRA servicing fees - personal         257,962      280,988      172,799
     Trust income                          984,582      866,389      521,073
     Interest & other income                85,986       88,446       66,027
                                        ----------   ----------   ----------

            Total revenue                3,865,501    4,224,455    3,909,053

General and administrative expenses      3,989,466    3,646,439    3,184,786
                                        ----------   ----------   ----------

     Earnings (Loss) before income taxes (123,965)      578,016      724,267

     Income taxes (Benefit)               (41,206)      236,968      292,344
                                        ----------   ----------   ----------

     Net earnings (loss)                $ (82,759)      341,048      431,923
                                        ==========   ==========   ==========

Basic earnings (loss) per share         $   (0.11)         0.47         0.57
                                        ==========   ==========   ==========

Diluted earnings (loss) per share    (1)$   (0.11)         0.46         0.55
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    basic                                  730,865      723,040      758,185
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    diluted                          (1)   730,865      748,383      780,907
                                        ==========   ==========   ==========


(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 2002, 2001 and 2000


                                             Common Stock           Additional                Total
                                         ------------------------   Paid-In      Retained     Stockholders'
                                         Shares       Amount        Capital      Earnings     Equity
                                         -------      -------      -------      --------     ---------

Balances at March 31,1999                761,337      555,177      505,347     1,040,003     2,100,527

Common stock acquired and
   retired                                (6,103)        -            -          (18,210)      (18,210)

Net earnings                                -            -            -          431,923       431,923
                                         -------      -------      -------      --------     ---------

Balances at March 31, 2000               755,234   $  555,177      505,347     1,453,716     2,514,240


Common stock acquired and
   retired                               (42,391)        -            -         (145,795)     (145,795)

Issuance of common stock
   under stock option plan                 8,000       23,734         -             -           23,734

Tax benefit on stock options
 exercised                                  -            -             861          -              861

Net earnings                                -            -            -          341,048       341,048
                                         -------      -------      -------     ---------     ---------

Balances at March 31, 2001               720,843   $  578,911      506,208     1,648,969     2,734,088


Common stock acquired and
  retired                                 (3,616)        -            -          (12,658)      (12,658)

Issuance of common stock
  under stock option plan                 12,500       35,375         -             -           35,375

Net earnings (loss)                         -            -            -          (82,759)      (82,759)
                                         -------      -------      -------     ----------     ---------

Balances at March 31, 2002               729,727   $  614,286      506,208      1,553,551     2,674,045
                                         =======      =======      =======     ==========     =========


   See accompanying notes to financial statements.


                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows

                    Years ended March 31, 2002, 2001 and 2000

                                                                     2002       2001          2000
                                                                 ----------   ---------     ---------
Cash flows from operating activities:

     Net earnings (loss)                                         $  (82,759)    341,048       431,923
     Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities:
            Depreciation and amortization                           150,636     153,353       133,000
            Deferred income taxes                                   (13,422)      4,944       (13,046)
            Tax benefit on stock options purchased                     -            861          -
            Increase (decrease) in cash resulting from changes in:

                 Receivables                                        (29,145)    (21,989)     (283,727)
                 Income taxes receivable                            (89,283)        -             -
                 Other assets                                       (23,211)      2,943         5,586
                 Accounts payable and accrued liabilities           (91,068)    107,665       (83,332)
                 Income taxes payable                                  -        (46,301)      (61,652)
                                                                  ----------   ----------   ----------

                      Net cash provided by (used in) operating
                      activities                                   (178,252)     542,524      128,752
                                                                  ----------   ----------   ----------

Cash flows from investing activities:

     Payment received on note receivable                            300,000      425,000      260,000
     Additions to note receivable                                  (242,649)    (428,120)    (219,303)
     Purchase of property and equipment                             (47,844)     (94,124)    (152,230)
     Increase in restricted cash                                     (6,583)     (13,275)    (165,005)
                                                                  ----------   ----------   ----------

                      Net cash provided by (used in) investing
                            activities                                2,924     (110,519)    (276,538)
                                                                  ----------   ----------   ----------

Cash flows from financing activity:

     Purchase and retirement of common stock                        (12,659)    (145,795)     (18,210)
     Proceeds from issuance of common stock under stock
       option plan                                                   35,375       23,734          -
                                                                 -----------   ----------   ----------

                      Net cash provided by (used in) financing
                            activities                               22,716     (122,061)     (18,210)
                                                                 -----------  -----------   ----------

                      Increase (decrease) in cash and cash
                      Equivalents                                  (152,612)     309,944     (165,996)

Cash and cash equivalents at beginning of year                      319,204        9,260      175,256
                                                                 -----------  -----------  ----------

Cash and cash equivalents at end of year                         $  166,592      319,204        9,260
                                                                 ===========  ===========  ==========
Supplemental disclosures:
     Income taxes paid                                           $   61,446      300,000      367,041
                                                                 ===========  ===========  ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000





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

     Colonial serves as trustee under various bond indentures for issuers of bonds in 39 states and the District of Columbia. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 2002, Colonial was serving as trustee and/or paying agent and/or escrow agent for the benefit of the bondholders on 514 bond offerings totaling approximately $452 million in original principal amount. The amount of sold and unmatured bonds total approximately $345 million at March 31, 2002. Colonial also serves as a trustee of 9,899 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $168 million at March 31, 2002.

     Colonial also serves as trustee or agent, provides investment management, administration, and custodial services through its Personal Trust segment. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 678 accounts with a fair market value totaling approximately $125 million at March 31, 2002. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 247 accounts as custodian with a fair market value of approximately $50 million at March 31, 2002.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


     (b) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however actual results may differ from these estimates under different future conditions.

     (c) Revenue Recognition

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

     The profitability of Colonial is dependent upon the ability of investment broker-dealers to originate bond programs for which Colonial serves as trustee. At March 31, 2002, approximately 78% of the total bond issues processed were originated by 4 broker-dealers. For the year ended March 31, 2002, 3 broker-dealers had originated 95% of the aggregate principal amount of all new bond issues. At March 31, 2001, approximately 77% of the total bond issues processed were originated by 4 broker-dealers.

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

     At March 31, 2002, 11% of Colonial's Personal Trust account assets were held in trust for members of one family. The combined trust accounts approximated 6% of Colonial's Personal Trust income revenues. At March 31, 2001, 10% of Colonial's Personal Trust account assets were held in trust for members of one family. The combined trust accounts approximated 8% of Colonial's Personal Trust income revenues.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


     (d) Cash Equivalents and Concentration of Credit Risk

     Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2002 and 2001 consist primarily of money market accounts, which invest, primarily in short-term government securities.

     Colonial places its cash in insured financial institutions and United States government securities with original maturities of three months or less. Periodically during the year, Colonial maintains cash and cash equivalents on deposit at financial institutions in excess of the FDIC insurance limit of $100,000.

     (e) Note Receivable

     Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impairments of notes receivable during fiscal 2002, 2001 and 2000.

     (f) Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation on furniture and equipment is recorded on the straight-line method over the estimated useful lives of the assets ranging from 3 to 5 years. Colonial's building is depreciated over 39.5 years using the straight-line method.

     (g) Excess of Cost Over Fair Value Acquired (Goodwill)

     Goodwill is amortized using the straight-line method over 15 years. Goodwill is carried net of accumulated amortization of $78,101 and $65,919 at March 31, 2002 and 2001, respectively. [See note 1(m)].

     (h) Income Taxes

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

      (i) Computation of Earnings Per Common Share

     Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000

      (j) Stock Option Plan

     In accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock based compensation expense as the excess of the market price at the grant date over the underlying stock exercise price. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value of all stock-based awards on the date of the grant was recognized as expense over the vesting period.

      (k) Impairment of Long-Lived Assets

     Colonial reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.[See note 1(m)].

      (l) Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

     (m) New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective July 1, 2002, Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Other than the cessation of amortization expense, management has not yet determined the impact of this statement on the operations or financial position of the Company.

     Statement No. 142 will also require that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Management believes that the adoption of this standard will not have a material impact on the operations of financial position of the Company.

     Statement No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on April 1, 2002 will have a material impact on the Company's financial position.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


(2) Note Receivable

     On December 1, 1990, Colonial entered into a Master Note and Letter Agreement with Church Loans, a real estate investment trust and Colonial's former parent corporation. The Master Note in the maximum amount of $1 million is due on demand, bears interest at 1% less than the prime interest rate and is unsecured. Amounts advanced to Church Loans may be repaid and reborrowed.


(3) Property and Equipment

    Property and equipment consists of the following:

                                2002         2001
                         -----------  -----------

       Land               $  157,241      157,241
       Building              468,292      449,912
       Furniture             195,162      192,428
       Equipment             451,169      607,201
                         -----------  -----------

                           1,271,864    1,406,782
       Less accumulated
         depreciation        566,438      610,746
                         -----------  -----------

                          $  705,426      796,036
                         ===========  ===========



(4)        Income Taxes

     Income taxes (benefit) amounted to $(41,206) $236,968 and $292,344 for 2002, 2001 and 2000, respectively. The actual income taxes differ from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

                                2002         2001        2000
                         -----------  -----------  -----------

Computed "expected"
   income tax (benefit)   $  (42,148)     196,525      246,250
State tax (benefit)
   (net of federal
   income tax benefit)        (5,493)      31,853       39,297
Other items, net               6,435        8,590        6,797
                         -----------  -----------  -----------

                          $  (41,206)     236,968      292,344
                         ===========  ===========  ===========

Effective income tax rate      33.2%        41.0%        40.4%
                         ===========  ===========  ===========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


        Components of income taxes consist of:

                             Current     Deferred        Total
                         -----------  -----------  -----------
2002:
    Federal                $ (22,229)     (10,656)     (32,885)
    State                    ( 5,608)     ( 2,713)     ( 8,321)
                         -----------   -----------  -----------
                           $ (27,837)     (13,369)     (41,206)
                         ===========   ===========  ===========

2001:
    Federal                $ 184,769        3,937      188,706
    State                     47,255        1,007       48,262
                         -----------   -----------  -----------
                           $ 232,024        4,944      236,968
                         ===========   ===========  ===========

2000:
    Federal                $ 243,193      (10,389)     232,804
    State                     62,197       (2,657)      59,540
                         -----------   -----------  -----------

                           $ 305,930      (13,046)     292,344
                         ===========   ===========  ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at March 31, 2002 and 2001 are presented below:

                                                          2002         2001
                                                   -----------  -----------

Deferred tax asset-intangibles and property
  and equipment, principally due to differences
  in  amortization                                     $ 1,229        -
                                                   ===========  ===========


Deferred tax liability-property and equipment,
  principally due to differences in depreciation          -       $  12,193
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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


     Pursuant to the Directors Plan, each non-employee director received an option to purchase 5,000 shares on October 1, 1996 and options to purchase 1,500 shares were automatically granted on January 1, 1997 and on each January 1 thereafter to each person then serving as a non-employee director of Colonial. The exercise price of all options granted under the Directors Plan must be equal to the fair market value per share on the date of grant. A total of 50,000 shares have been reserved for issuance under the Directors Plan.

     At March 31, 2002, there were 115,055 shares available for grant under the ISOP Plan and 8,000 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.94, $1.13 and $1.05, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of six years for 2002, 2001 and 2000.

     Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amount indicated below for the years ended March 31, 2002, 2001 and 2000:

                                2002         2001        2000
                         -----------  -----------  -----------
Net earnings (loss):
    As reported            $ (82,759)   $ 341,048    $ 431,923
                         ===========  ===========  ===========
    Pro forma              $ (92,831)   $ 330,116    $ 420,728
                         ===========  ===========  ===========

Earnings (loss) per share:
    As reported - basic    $    (.11)   $     .47    $     .57
                         ===========  ===========  ===========
    As reported - diluted  $    (.11)   $     .46    $     .55
                         ===========  ===========  ===========

    Pro forma - basic      $    (.13)   $     .46    $     .55
                         ===========  ===========  ===========
    Pro forma - diluted    $    (.13)   $     .44    $     .54
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

     A summary of the stock options which have been issued, exercised and forfeited follows:

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000



                        Year ended March 31, 2002   Year ended March 31, 2001  Year ended March 31, 2000
                          -----------------------   -------------------------  -------------------------
                                         Weighted                  Weighted                    Weighted
                            Number       average        Number      average      Number        average
                          of shares      exercise     of shares    exercise     of shares      exercise
                                          price                      price                      price
                          ----------   ----------   -----------  -----------   -----------   -----------
Balance at the beginning
   of the year               114,699       $ 2.70       132,231       $ 2.71       130,483       $ 2.69
Granted                        4,500         3.50         4,500         3.50         8,000         3.25
Forfeited                       (348)        2.50       (14,032)        2.94        (6,252)        2.90
Exercised                    (12,500)        2.83        (8,000)        2.97          --           --
                          ----------   ----------   -----------  -----------   -----------   ----------
Balance at the end
   of the year               106,351       $ 2.72       114,699       $ 2.70       132,231       $ 2.71
                          ==========   ==========   ===========  ===========   ===========   ==========

Exercisable at the end
   of the year               106,351       $ 2.72       114,699       $ 2.70       132,231       $ 2.71
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

     (b) Receivables and Note Receivable

     Fair value is considered to be equal to the carrying value of the accounts and note receivable, as they are generally short-term in nature or are receivable on demand.

     (c) Accounts Payable

     Fair value is considered to be equal to the carrying value of the accounts payable due to the short-term nature of these instruments.

     (d) Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 2002 and 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


(7) Net Earnings (Loss) Per Share

     A summary of the Company's basic and diluted earnings (loss) per share are as follows:

                                               Years ended March 31
                                      -------------------------------------
                                             2002         2001         2000
                                      -----------  -----------  -----------

    Net earnings (loss)                 $ (82,759)     341,048      431,923
                                      ===========  ===========  ===========
    Basic EPS - weighted average shares
     outstanding                          730,865      723,040      758,185
                                      ===========  ===========  ===========
    Basic earnings (loss) per share     $   (.11)          .47          .57
                                      ===========  ===========  ===========
    Basic EPS - weighted average shares
      outstanding                         730,865      723,040      758,185
    Effect of dilutive securities -
      stock options                          -          25,343       22,721
                                      -----------  -----------  -----------
    Dilutive EPS - weighted average
       shares outstanding          (1)    730,865      748,383      780,907
                                      ===========  ===========  ===========
    Diluted earnings per share     (1)  $   (.11)          .46          .55
                                      ===========  ===========  ===========
    Stock options not included in
      Diluted EPS since anti-dilutive      23,872       -            -
                                      ===========  ===========  ===========

       (1) Stock options not included in diluted EPS where there is a net loss since they are anti-dilutive.


(8) Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended March 31, 2002, 2001 and 2000, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

     In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category. Identifiable assets by business segment are those assets used in each segment of Company operations.

                                          Corporate     Personal    Corporate
                                           Trust          Trust       Other       Total
                                        -----------  ----------  -----------  -----------

March 31, 2002:
Service fee revenue                      $2,536,971   1,242,544         --      3,779,515
Interest & other revenue                     --            --         85,986       85,986
                                        -----------  ----------  -----------  -----------
                                         $2,536,971   1,242,544       85,986    3,865,501

Operating expenses:
  General and administrative             $1,704,342   1,051,698    1,082,790    3,838,830
  Depreciation and amortization              46,347      11,949       92,340      150,636
                                        -----------  ----------  -----------  -----------

                                         $1,750,689   1,063,647    1,175,130    3,989,466
                                        -----------  ----------  -----------  -----------

Earnings (loss) before taxes             $  786,282     178,897   (1,089,144)    (123,965)
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  787,326     132,973    1,967,475    2,887,774
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $    2,423       9,488       35,934       47,845
                                        ===========  ==========  ===========  ===========



March 31, 2001:
Service fee revenue                      $2,988,632   1,147,377         --      4,136,009
Interest & other revenue                     -            --         88,446        88,446
                                        -----------  ----------  -----------  -----------

                                         $2,988,632   1,147,377      88,446     4,224,455
                                        -----------  ----------  -----------  -----------

Operating expenses:
  General and administrative             $1,444,520     859,387    1,189,179    3,493,086
  Depreciation and amortization              54,942      10,523       87,888      153,353
                                        -----------  ----------  -----------  -----------

                                         $1,499,462     869,910    1,277,067    3,646,439
                                        -----------  ----------  -----------  -----------

Earnings(loss) before taxes              $1,489,170     277,467   (1,188,621)     578,016
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  783,583     154,103    2,113,392    3,051,078
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $   21,337      15,811       56,976       94,124
                                        ===========  ==========  ===========  ===========

March 31, 2000:
Service fee revenue                      $3,149,154     693,872         --      3,843,026
Interest revenue                             --           --          66,027       66,027
                                        -----------  ----------  -----------  -----------
                                         $3,149,154     693,872       66,027    3,909,053

Operating expenses:
  General and administrative             $1,402,607     621,859    1,027,320    3,051,786
  Depreciation and amortization              52,388       7,426       73,186      133,000
                                        -----------  ----------  -----------  -----------

                                         $1,454,995     629,285    1,100,506    3,184,786
                                        -----------  ----------  -----------  -----------

Earnings (loss) before taxes             $1,694,159      64,587   (1,034,479)     724,267
                                        ===========  ==========  ===========  ===========
Identifiable assets                      $  783,024     244,919    1,736,979    2,764,922
                                        ===========  ==========  ===========  ===========
Capital expenditures                     $   56,870      11,121       84,239      152,230
                                        ===========  ==========  ===========  ===========


                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2002, 2001 and 2000


(9) Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of March 31, 2002. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $522,414 at March 31, 2002. These assets are classified as restricted cash in the accompanying balance sheets as of March 31, 2002.

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the event mentioned below, the effect of such matters will not have a material adverse effect on the Company.

     On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03108-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

     On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. The Company has filed an Answer denying all material allegations.

     Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company's E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $375,000 through May 31, 2002 in connection with the Stevens Bankruptcy Proceeding and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company's E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

     The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

     Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company's E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company's E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company's E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Item 7.a   Qualitative Risk

     The Company does not have significant market risk due to the fact that it does not have any long-term debt and does not invest in derivatives.


Item 8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.

     None







                          PART III



Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table contains information regarding the directors and executive officers of the Company at March 31, 2001:

        Name                Position                  Age

    Lynn R. Camp            Chairman of the Board     65
                            and Director

    Randall K. Barton       Director                  48

    Gerald G. Morgan        Director                  46

    John K. Johnson         President and Chief       44
                            Executive Officer and
                            Director

    Cecil E. Glovier        Chief Operating Officer   50
                            Secretary

    Kurt J. Kiesling        Vice President            35

    Ian B. Currie           Controller/Treasurer      48

    Bruce L. Mitchell       Vice President            55

    Susan D. Carlisle       Vice President            42



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

     John K. Johnson has served as the Company's President since August 1991. He previously served as the Company's Vice President from June 1990 to August 1991. Mr. Johnson was Vice President of Trust Company of America, a trust company engaged in the business of furnishing trust services in connection with bond offerings by churches and other non-profit organizations, from June 1979 until December 1989. Mr. Johnson is employed pursuant to the terms of an employment agreement with the Company. See "Item 10-Executive Compensation - Employment Agreements" and Exhibits 10 (c)-(e) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed, June 29, 2001.

     Cecil E. Glovier has served as Chief Operating Officer/Secretary of the Company since August 2000. He previously served as the Company's Senior Vice President/Secretary from August 1996 to August 2000 and Vice President/Secretary from November 1995 to August 1996. He served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period he also was engaged as a mutual fund and life insurance sales representative. Mr. Glovier is employed pursuant to the terms of an employment agreement with the Company. See "Item 10 - Executive Compensation - Employment Agreements" and Exhibits 10(f)-(h) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed, June 29, 2001.

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

     Ian B. Currie has served as Controller/Treasurer of the Company (and the Company's principal financial and accounting officer) since August 2000. Prior to his employment with the Company, he served as a Consultant to the Company on various accounting matters from October 1999 to July 2000, and as Controller and Investment Administrator for a private investment company in Phoenix, Arizona from November 1994 to September 1999. Mr. Currie was an independent accounting consultant from June 1993 to October 1994, and prior to this, served in a variety of positions from Accounting Manager to Controller with a group of privately held investment, real estate and oil and gas companies in Houston, Texas from May 1978 to May 1993. Mr. Currie is a certified public accountant.

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

     Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2002.

Item 10.   Executive Compensation

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to Messrs. John K. Johnson, the Company's Chief Executive Officer, Cecil E. Glovier, the Company's Chief Operating Officer, and, Bruce L. Mitchell, Company Vice President, respectively (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation             Long-Term Compensation
                            ---------------------------------------   -----------------------
                                                                          Securities
                               Fiscal                                     Underlying
Name & Principal Position       Year       Salary        Bonus            Option/SARS(#)
-------------------------   -----------  -----------  -----------     -----------------------
John K. Johnson                 2002       $98,223      $     0    (a)          0
  CEO-President                 2001       $94,500      $31,396    (a)          0
                                2000       $95,774      $37,687    (a)       (a) (d)

Cecil E. Glovier                2002       $91,408      $     0    (b)          0
  Chief Operating Officer       2001       $85,000      $31,359    (b)       (b) (d)
                                2000       $80,369      $37,687    (b)          0

Bruce L. Mitchell               2002       $82,373      $64,010    (c)          0
  Vice President                2001       $76,249      $56,192    (c)          0


(a) On July 1, 1996, Mr. Johnson was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Bonus amount excludes $3,850, $4,004 and $3,873 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

(b) On October 1, 1996, Mr. Glovier was granted an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 10,000 such shares vested immediately upon grant. On August 11, 1997, Mr. Glovier was granted an option to purchase 15,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase shares vested in three increments of 5,000 each on August 11, 1998, 1999 and 2000. Bonus amount excludes $3,496, $2,863 and $4,086 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 2002, 2001 and 2000, respectively.



(c) Bonus amount excludes $4,031 and $2,413 contributed by the Company to the 401(k) account for Mr. Mitchell for the fiscal years ended March 31, 2002 and 2001, respectively.

(d) All share amounts and per-share exercise prices have been adjusted to reflect the 1-for-10 reverse stock split which occurred in fiscal 1999.


     The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officers:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)


                              Number of   Percent of
                             Securities  Total Options  Exercise
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
  Chief Operating Officer




     The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officers, and (b) the value of unexercised stock options held by the Named Executive Officers at March 31, 2002:

         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR END OPTION/SAR VALUES


                                                    Securities     Unexercised
                            Shares                  Underlying     In-the-Money
                            Acquired                Unexercised    Options at
                              on        Value       Options at     FY-end($)
Name & Principal            Exercise    Realized    FY-End ($)     Exercisable
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
Chief Operating Officer




           Employment Agreements

     The Company has entered into employment agreements with Mr. Johnson, the Company's President, and Mr. Glovier, the Company's Chief Operating Officer.

     Mr. Johnson's original agreement had a three-year term that originally ran through June 30, 1999. Under the agreement, Mr. Johnson's base salary was $80,000 per year. The agreement was amended as of August 27, 1998 to increase the base salary to $90,000 per year. The agreement was amended as of August 1, 1999 to increase the base salary to $94,500 per year; was extended for an additional one-year term on July 1, 2002; and will automatically be extended for an additional one-year term commencing July 1, 2003, unless either the Company or Mr. Johnson notifies the other at least sixty (60) days prior to the end of the current term of the intention not to renew the agreement.

     Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1997. Upon mutual agreement between Mr. Johnson and the Company for the years ended March 31,2001 and 2000, the annual bonus was reduced to an amount equal to seven and one-half percent of the total after-tax net income. The bonuses were $31,393 and $37,687, or $10,464 and $12,562 less than what would have been paid under the original bonus agreement for fiscal years ended March 31, 2001 and 2000, respectively. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2002, due to the Company's net loss, no bonus was earned by Mr. Johnson.

     The original agreement also provided for 30,000 incentive stock options with an exercise price of $2.50 per share, a total of 15,000 of which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. The agreement also contains confidentiality and non-compete covenants.

     Mr. Glovier's original agreement had a three year term that originally ran through August 10, 2000. Under the agreement, Mr. Glovier's base salary was $72,000 per year. The agreement was amended as of September 1, 1998 to increase the base salary to $76,500 per year. The original agreement was amended as of August 18, 1999 to increase the base salary to $80,892 per year.

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

     Under the August 11, 1997 agreement, Mr. Glovier was also entitled to an annual bonus in each fiscal year that the Company generated after-tax net earnings (after payment of income taxes) calculated according to the following formula: (a) for before-tax net income of less than $100,000, a bonus amount equal to five percent of the total after-tax net income; (b) for before-tax net income from $100,000 to $200,000, a bonus amount equal to six percent of the total after-tax net income; (c) for before-tax net income from $200,000 to $300,000, a bonus amount equal to seven percent of the total after-tax net income; and (d) for before-tax net income over $300,000, a bonus amount equal to seven and one-half percent of the total after-tax net income. Under the terms of the April 1, 2000 agreement, Mr. Glovier is also entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula:(y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to seven and one-half percent(7 1/2%) of the Company's total issued and outstanding Common Stock at March 31, 2000. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 2000 will be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, is payable ninety (90)days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2001, Mr. Glovier received a bonus of $31,359 under his employment agreement. For the fiscal year ended March 31, 2002, due to the Company's net loss no bonus was earned by Mr. Glovier.

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

           Directors' Compensation

     The Company's non-employee directors were paid $15,600 in cash as a group during the fiscal year ended March 31, 2002 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31, 2002 was $3.50 per share. Directors who are also officers of the Company are not compensated for their services as directors.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 4, 2002, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock:




       Name and Address                  Amount and Nature            Percent
       of Beneficial Owner               of Beneficial Owner(1)       of Class

       Lynn R. Camp                 (2)  27,102 shares                3.7%
       3517 Tripp
       Amarillo, Texas 79121

       Randall K. Barton                 32,931 shares                4.5%
       5337 S. Stonehaven Dr
       Springfield, Mo 65809

       Gerald G. Morgan, Jr.        (2)  18,690 shares                2.5%
       4705 Olsen
       Amarillo, Texas 79106

       John K. Johnson              (3)  40,976 shares                5.4%
       3414 E. Clark Road
       Phoenix, Arizona 85024

       William and Sue Johnson      (4)  45,586 shares                6.3%
       14001 Interstate 27
       Amarillo, Texas 79119

       Cecil E. Glovier             (5)  28,074 shares                3.7%
       16925 Roadrunner Road
       Mayer, Arizona 86333

       Bruce L. Mitchell                 1,000  shares                (6)
       1974 E. McNair Dr
       Tempe, AZ 85283-4922


       Directors and Executive
         Officers as a Group
             (6 persons)                 148,773 shares               18.3%

     (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 30, 2002 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purpose of calculating the percentage owned by each other shareholder listed. Except as otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding. Except as described above and as otherwise noted, all figures are based upon a total of 728,205 shares of Common Stock issued and outstanding.

     (2) The totals for Messrs. Camp and Morgan include 14,000 shares of Common Stock subject to immediately exercisable options held by each of Messrs. Camp and Morgan with the following exercise prices per share: 6,500 shares at $2.50, 3,000 shares at $3.00, 1,500 shares at $3.25 and 3,000 shares at $3.50.

     (3) The total for Mr. Johnson includes 30,000 shares of Common Stock subject to immediately exercisable options which have an exercise price of $2.50 per share.

     (4) Includes 35,032 shares owned by Amberwood Management Co. Mr. and Mrs. Johnson, through trusts of which they are the sole trustees, own all of the issued and outstanding shares of capital stock of Amberwood. Mr. and Mrs. Johnson therefore control the disposition of the shares owned by Amberwood and may be deemed the beneficial owners of such shares. Mr. and Mrs. Johnson are the parents of Mr. John K. Johnson.

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



Item 12.   Certain Relationships and Related Transactions.

     During the fiscal years ended March 31, 2002 and 2001, the law firm of Burdett, Morgan & Thomas, of which Gerald G. Morgan, Jr., is a partner, received approximately $60,000 and $75,000, respectively, for legal services provided to the Company. Mr. Morgan is a director of the Company.




Item 13.   Exhibits and Reports on Form 8-K.

    (a)(1) Financial Statements of the Company are set forth in Part II, Item 7.

       (2)    Exhibits

                       None

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

Date:  July 12, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                    Title                      Date


* Lynn R. Camp                 Chairman of the Board    July 12, 2002
Lynn R. Camp


* Randall K. Barton            Director                 July 12, 2002
Randall K. Barton


* Gerald G. Morgan             Director                 July 12, 2002
Gerald G. Morgan


* John K. Johnson              President and            July 12, 2002
John K. Johnson                Director
                               (Principal Executive
                                Officer)


*By: /s/ Ian B. Currie
     Ian B. Currie
     Attorney-in-Fact