Form 10QSB
period 2002-06-30
COLONIAL TRUST CO /AZ
filed 2002-08-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 000-18887

COLONIAL TRUST COMPANY

(Exact name of registrant as specified in its charter)

Arizona (State of Incorporation)	75-2294862 (IRS Employer identification Number)

5336 N. 19th Avenue
Phoenix, Arizona 85015
(Address of principal executive offices)

602-242-5507
(Registrant’s telephone number)

NONE
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

At July 31, 2002, there were approximately 727,914 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes        No

COLONIAL TRUST COMPANY

COLONIAL TRUST COMPANY

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

	Condensed Balance Sheets

	(Unaudited)
ASSETS	June 30, 2002	March 31, 2002

Cash and cash equivalents	$124,933	$166,592

Receivables	947,094	853,256

Income Tax Receivable	130,896	111,819

Note receivable	277,024	324,156

Property, furniture and equipment, net	692,746	705,426

Excess of cost over fair value acquired, net	104,729	104,729

Restricted cash	508,028	522,414

Other assets	105,529	99,382

	$2,890,979	$2,887,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$250,849	$213,729

Total Liabilities	250,849	213,729

Stockholders’ equity:

Common stock, no par value;

25,000,000 shares authorized, 727,914 issued and outstanding at June 30, 2002 and 729,727 issued and outstanding at March 31, 2002	614,286	614,286

Additional paid-in capital	506,208	506,208

Retained earnings	1,519,636	1,553,551

Total Stockholders’ Equity	2,640,130	2,674,045

	$2,890,979	$2,887,774

See accompanying notes to condensed financial statements.

COLONIAL TRUST COMPANY

Condensed Statements of Operations (Unaudited)

	Three-month periods
	Ended June 30,

Revenues:	2002	2001

Bond servicing revenue	$402,817	$583,488

IRA servicing fees-corporate	176,871	180,282

IRA servicing fees-personal trust	74,847	66,355

Trust income	298,686	238,652

Interest and other income	10,260	18,414

Total revenue	963,481	1,087,191

General and administrative expenses	1,010,124	931,322

Earnings(loss) before income taxes	(46,643)	155,869

Income taxes(benefit)	(19,077)	63,791

Net earnings(loss)	$(27,566)	$92,078

Basic net earnings(loss) per common share	$(.04)	$.13

Diluted net earnings(loss) per common share (1)	$(.04)	$.12

Weighted average shares outstanding -basic	728,916	730,174

Weighted average shares outstanding-diluted (1)	728,916	754,578

(1)	Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

See accompanying notes to condensed financial statements.

COLONIAL TRUST COMPANY

Condensed Statements of Cash Flows (Unaudited)

	Three-month periods
	Ended June 30,

	2002	2001

Cash flows from operating activities:

Net earnings(loss)	$(27,566)	$92,078

Adjustments to reconcile net earnings(loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	34,620	41,069

Increase in receivables	(93,838)	(133,369)

Increase in income tax receivable	(19,077)	—

Increase in other assets	(6,147)	(18,963)

Increase in accounts payable and accrued liabilities	37,120	1,660

Increase in income tax payable	—	41,256

Net cash (used in) provided by operating activities	(74,888)	23,731

Cash flows from investing activities:

Purchase of property, furniture and equipment	(21,940)	(6,274)

Additions to note receivable	(2,868)	(227,179)

Payments received on note receivable	50,000	—

Decrease (Increase) in restricted cash	14,386	(6,302)

Net cash provided by (used in) investing activities	39,578	(239,755)

Cash flows from financing activities:

Proceeds from issuance of common stock under stock option plan	—	35,375

Purchase and retirement of common stock	(6,349)	(4,083)

Net cash (used in) provided by financing activities	(6,349)	31,292

Decrease in cash and cash equivalents	(41,659)	(184,732)

Cash and cash equivalents at beginning of period	166,592	319,204

Cash and cash equivalents at end of period	$124,933	$134,472

See accompanying notes to condensed financial statements.

COLONIAL TRUST COMPANY

Notes to Condensed Financial Statements

1.	Significant Accounting Policies

In the opinion of Colonial Trust Company (the “Company”), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The accompanying statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. The independent auditors’ report included in that 10-KSB report stated there was substantial doubt about the Company’s ability to continue as a going concern.

(a)	Nature of Business

The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona Banking Department. The Company’s common stock is registered under the Securities Exchange Act of 1934.

The Company serves as trustee under various bond indentures for issuers of bonds in 40 states and the District of Columbia. The issuers are primarily churches and other religious organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However, the Company’s Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company’s Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, in turn, pays the semiannual principal and interest payments to the bondholders.

The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

The Company’s Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts. The Company also acts as custodian for self-directed individual retirement accounts through its Personal Trust segment.

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

In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end estimated fair market value of each account. The second fee structure relates to an annual minimum fee which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on one twelfth of the published annual minimum.

(c)	Computation of Earnings Per Common Share

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. For the three months ended June 30, 2002, Basic and Diluted Loss per Share were the same since all potential common shares were antidilutive.

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

A reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the periods ended June 30, 2002, and June 30, 2001 follows:

		Three-month period
		Ended June 30,

		2002	2001

Net earnings (loss)		$(27,566)	$92,078

Basic EPS-weighted average shares outstanding		728,916	730,174

Basic earnings (loss) per share		$(.04)	$.13

Basic EPS-weighted average shares outstanding		728,916	730,174

Effect of dilutive securities:

Stock options		—	24,404

Diluted EPS-weighted average shares outstanding	(1)	728,916	754,578

Diluted earnings (loss) per share	(1)	$(.04)	$.12

Stock options not included in Diluted EPS since anti-dilutive		23,338	—

(1)	Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

4.	Business Segments

Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 2002 and 2001, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

Three-month periods:	Corporate	Personal	Other	Total
	Trust	Trust

June 30, 2002

Bond Servicing Revenue	$402,817	—	—	$402,817

IRA Servicing Fees	176,871	$74,847	—	251,718

Trust Income	—	298,686	—	298,686

Interest and other Income	—	—	$10,260	10,260

	$579,688	$373,533	$10,260	$963,481

General & Administrative

Expenses	$430,139	$315,474	$264,511	$1,010,124

June 30, 2001

Bond Servicing Revenue	$583,488	—	—	$583,488

IRA Servicing Fees	180,282	$66,355	—	246,637

Trust Income	—	238,652	—	238,652

Interest and other Income	—	—	$18,414	18,414

	$763,770	$305,007	$18,414	$1,087,191

General & Administrative

Expenses	$357,833	$251,974	$321,515	$931,322

5.	Commitments and Contingencies

Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be “liquid” (as defined by the State) as of June 30, 2002. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $508,028 at June 30, 2002. These assets are classified as restricted cash in the accompanying balance sheets as of June 30, 2002.

Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the event mentioned below, the effect of such matters will not have a material adverse effect on the Company.

On March 19, 2001, Stevens Financial Group, Inc. (“Stevens”) filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the “Stevens Bankruptcy Proceeding”). The Company serves as Trustee under seven Trust Indentures (the “Stevens Trust Indentures”) which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens’ defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial’s alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. The Company has filed an Answer denying all material allegations.

Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company’s E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $381,000 through July 31, 2002, net of approximately $31,000 in defense cost reimbursements from its E&O carrier, in connection with the Stevens Bankruptcy Proceeding and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company’s E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company’s E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company’s E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company’s E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company’s financial condition and results of operations, could result in revocation of the Company’s operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The significance and uncertainty related to these issues resulted in a modification of the independent auditors’ report included with the March 31, 2002 financial statements to include a paragraph about the uncertainty of the Company’s ability to continue as a going concern resulting from the uncertain outcome of this matter.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures which are discussed in note 1 of the Company’s financial statements recently filed as part of Form 10-KSB for the year ended March 31, 2002. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances and there have been no changes since the fiscal year end of March 31, 2002. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

         Results of Operations-Three-Month Periods Ended June 30, 2002 and June 30, 2001

The Company had net a loss of $27,566, or $.04 diluted loss per share, for the period ended June 30, 2002, compared to net earnings of $92,078, or $.12 diluted earnings per share, for the period ended June 30, 2001, a decrease in net earnings of 130%. The Company had total revenue of $963,481 for the period ended June 30, 2002, compared to total revenue of $1,087,191 for the period ended June 30, 2001, a decrease of 11%.

The Corporate Trust segment’s income decreased to $579,688 for the period ended June 30, 2002 compared to $763,770 for the period ended June 30, 2001, a decrease of 24%. The Personal Trust segment’s income increased to $373,533 for the period ended June 30, 2002, compared to $305,007 for the period ended June 30, 2001, an increase of 23%.

The Corporate Trust segment’s bond servicing income decreased to $402,817 for the period ended June 30, 2002, compared to $583,488 for the period ended June 30, 2001, a decrease of 31%. The decrease in bond servicing revenue was primarily attributable to a decrease in interest earnings brought about by reduced interest rates and a reduction in late fees due to fewer bond issuer foreclosure settlements in the quarter ended June 30, 2002, as compared to the quarter ended June 30, 2001. The decrease in bond servicing revenue was also attributable to an increase in refinancings (and the termination of the Company’s duties as trustee and/or paying agent) in the current period compared to the comparable prior period, a trend which the Company anticipates will continue in the short term. At June 30, 2002, the Company was serving as trustee and paying agent on 503 offerings totaling approximately $453 million in original principal amount; at June 30, 2001, the Company was serving as trustee and paying agent on 522 bond offerings totaling approximately $454 million in original principal amount.

Revenue from the Corporate Trust segment’s IRA servicing activities decreased to $176,871 for the period ended June 30, 2002, compared to $180,282 for the period ended June 30, 2001, a decrease of 2%. This decrease in Corporate Trust IRA revenue was largely attributable to reduced interest earnings caused by lower interest rates in the quarter ended June 30, 2002. This was partially offset by higher uninvested cash balances in IRA’s on which the interest is earned, in the current quarter as compared to the previous comparable quarter. Revenue from the Personal Trust segment’s servicing activities increased to $74,847 for the period ended June 30, 2002, compared to $66,355 for the period ended June 30, 2001, an increase of 13%. The increase in Personal Trust IRA revenue was primarily due to an increase in the number of IRA’s serviced by the Company and the recording of four months fees on one managed account. At June 30, 2002, the Corporate Trust segment was servicing 9,961 IRA’s with an aggregate value of approximately $168,100,000 and the Personal Trust segment was servicing 248 IRA’s with an aggregate value of approximately $50,800,000. At June 30, 2001, the Corporate Trust segment was servicing 9,623 IRA’s with an aggregate value of approximately $175,500,000, and the Personal Trust segment was servicing 230 IRA’s with an aggregate value of approximately $47,800,000. At June 30, 2002, approximately $19 million loss in value of IRA investment assets administered by the Corporate Trust segment has been written off due to the Stevens Bankruptcy Proceeding, which are included in the June 30, 2001 aggregate value.

The Personal Trust segment’s trust income increased to $298,686 for the period ended June 30, 2002, compared to $238,652 for the period ended June 30, 2001, an increase of 25%. The increase in trust income was primarily due to the increase in the number of trust investment accounts or other accounts serviced by the Company, and approximately 50% of that revenue increase was attributable to a single relationship that commenced in January 2002. At June 30, 2002, the Personal Trust segment was serving as trustee or agent for 668 trust, investment, or other accounts with an aggregate value of approximately $120,000,000. At June 30, 2001, the Personal Trust segment was serving as Trustee or agent for 641 trust, investment, or other accounts with a value of approximately $138,000,000.

Interest income decreased to $10,260 for the period ended June 30, 2002, compared to $18,414 for the period ended June 30, 2001, a decrease of 44%. The decrease was primarily attributable to a smaller balance held for investment in the Master Demand Note, and reduced interest rates.

The Corporate Trust segment’s general and administrative expenses increased in the aggregate to $430,139 for the period ended June 30, 2002, compared to $357,833 for the period ended June 30, 2001, and increased to 74% of segment revenues for the period ended June 30, 2002, compared to 47% of segment revenues for the period ended June 30, 2001. The Personal Trust segment’s general and administrative expenses increased in the aggregate to $315,474 for the period ending June 30, 2001, compared to $251,974 for the period ended June 30, 2001, and increased to 84% of segment revenues for the period ended June 30, 2002, compared to 83% of segment revenues for the period ended June 30, 2001. The increase in the Corporate Trust segment’s general and administrative expenses was primarily due to the following three factors: approximately $70,000 in expenses attributable to the Stevens Bankruptcy Proceeding and the litigation filed against the Company related thereto, reduced by $31,000 in defense cost reimbursements from the Company’s E & O insurance carrier; approximately $50,000 in write offs of previously unidentified trust account reconciling items; partially offset by a decrease in payroll of approximately $9,000, resulting from less staff required to service the Company’s reduced volume of non-profit bond business. The Company anticipates that additional write-offs of previously unidentified trust account reconciling items may occur but presently is unable to quantify the potential amount or range of such write-offs. The increase in the Personal Trust segment’s general and administrative expenses was due primarily to an increase in sales and support personnel as well as additional expenses involved in the administration of the Company’s increased trust servicing business. The increase in general and administrative expenses as a percentage of segment revenues for the Corporate Trust segment was due to the reduction of bond servicing revenue due to a reduction in interest earnings brought about by reduced interest rates, combined with the negative impact of the three factors of general and administrative expense mentioned above. The increase in general and administrative expenses as a percentage of segment revenues for the Personal Trust segment was primarily due to the increase in these expenses slightly outpacing the increase in revenues of new trust servicing business.

A loss before income taxes, of approximately $47,000 for the quarter ended June 30, 2002, resulted in the creation of an income tax benefit of approximately $19,000. The Company’s effective income tax rate was 40.9% for the three-month period ended June 30, 2001.

         Liquidity and Capital Resources

Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company’s net capital was $2,640,130 on June 30, 2002. Arizona law also requires that the Company’s net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department’s liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002. For further discussion of possible future additional capital requirements, see “Item 1: Regulation, Licensing and Supervision” of the Company’s 10-KSB for fiscal year ended March 31, 2002. At June 30, 2002, $508,028 of the Company’s net capital met the Department’s liquidity requirements. The Company believes that it will be able to satisfy its regulatory working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, from funds available under the Company’s Master Note with its former parent, Church Loans and Investments Trust and borrowings secured by the Company’s headquarters building. However, the outcome of, or unreimbursed expenses incurred in connection with, the Stevens Bankruptcy Proceeding or litigation asserted against the Company arising out of the Stevens Bankruptcy Proceeding, could result in the Company violating some or all of these regulatory capital requirements and could impair the Company’s ability to satisfy its working capital and capital expenditure requirements from the above or other sources.

The Company’s cash and cash equivalents decreased from $166,592 on March 31, 2002, to $124,933 on June 30, 2002, while the note receivable decreased from $324,156 on March 31, 2002, to $277,024 on June 30, 2002. The decrease in the cash and cash equivalents was primarily due to an increase in receivables consisting of payments by the Company, in its capacity as Trustee, of legal fees and other expenses pertaining to bond issuances in default (excluding payments by the Company of legal fees and other expenses related to the default by Stevens Financial Group, which the Company may not recover and which are discussed in note 5 to the Company’s Financial Statements included in Part I — Item 1, and in Part II – Item 1: Legal Proceedings). Based on past experience, the Company believes it will fully recover these receivables. However, a continuation of the trend of an increase in these receivables could begin to seriously impact available working capital. Management is investigating the establishment of a line of credit to reimburse the Company for these receivables and to fund future expenditures. The Company’s net property and equipment decreased from $705,426 on March 31, 2002, to $692,746 on June 30, 2002. The decrease was primarily due to depreciation of $34,620 on existing furniture, equipment and computer software partially offset by expenditures of $21,940 on replacement property, furniture and equipment. The Company believes that capital expenditure requirements for the foreseeable future will be covered by cash available from the above sources.

         New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued statement No. 141, “Business Combinations,” and Statement No 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective July 1, 2002, Statement No. 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Other than the cessation of amortization expense, management has not yet determined the impact of this statement on the operations or financial position of the Company.

The following table sets forth reported net earnings (loss) and earnings (loss) per share, as adjusted to exclude goodwill amortization expense:

	Years Ended			Three Months Ended
	March 31,			June 30,

	2002	2001	2000	2002	2001

Net earnings (loss), as reported	$(82,760)	$341,048	$431,923	$(27,566)	$92,078

Net earnings (loss), as adjusted	$(70,578)	$353,218	$444,093	$(27,566)	$95,120

Basic earnings (loss) per share as reported	$(0.11)	$0.47	$0.57	$(0.04)	$0.13

Basic earnings (loss) per share as adjusted	$(0.10)	$0.49	$0.59	$(0.04)	$0.13

Diluted earnings (loss) per share as reported	$(0.11)	$0.44	$0.55	$(0.04)	$0.12

Diluted earnings (loss) per share as adjusted	$(0.10)	$0.47	$0.57	$(0.04)	$0.13

Statement No. 142 will also require that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” Management believes the adoption of this standard will not have a material impact on the operations or financial position of the Company.

Statement No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on April 1, 2002 did not have a material impact on the Company’s financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Statement is effective for fiscal years beginning after December 15, 2001. The adoptions of SFAS No. 144 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have an effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have an effect on the Company’s financial statements.

         Market Risk

In the opinion of management, our market risk factors have not changed materially from those set forth in the Company’s 10-KSB for the year ended March 31, 2002.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words “believes,” “estimates,” “anticipates,” “projects” or “expects,” or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company’s continued involvement in each of its current business segments; the Company’s success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company’s efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company’s investment advisory agreements with Hackett Investment Advisors, Inc. and Feldman Securities Group, L.L.C. and their success in managing the trust and investment agency accounts for which they provide services; finding a suitable replacement investment advisor for WIS; the Company’s ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. (“Stevens”), which costs totaled approximately $381,000 through July 31, 2002, net of approximately $31,000 in defense cost reimbursement from the Company’s E & O insurance carrier; the outcome of litigation filed (or commenced in the future) against the Company related to the Company’s services as indenture trustee on the Stevens bond offerings; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company’s successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA’s, and as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company’s business segments. Other factors are detailed in the sections entitled “Management’s Discussion and Analysis or Plan of Operation — Risk Factors” in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2002, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.

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

On March 19, 2001, Stevens Financial Group, Inc. (“Stevens”) filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the “Stevens Bankruptcy Proceeding”). The Company serves as Trustee under seven Trust Indentures (the “Stevens Trust Indentures”) which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

On February 1, 2002, a Complaint (Adv. No. 01-1319) was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens’ defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint seeks a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial’s alleged breach of fiduciary duties; the Trustee alleges in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. The Company has filed an Answer denying all material allegations.

Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company’s E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $381,000 through July 31, 2002, net of approximately $31,000 in defense cost reimbursements from its E&O carrier, in connection with the Stevens Bankruptcy Proceeding, and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company’s E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company’s E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company’s E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company’s E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company’s financial condition and results of operations, could result in revocation of the Company’s operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The significance and uncertainty related to these issues has resulted in a modification of the independent auditors’ report included with the March 31, 2002 financial statements to include a paragraph about the uncertainty of the Company’s ability to continue as a going concern resulting from the uncertain outcome of this matter.

Item 2: Changes in Securities

None.

         Item 3: Default Upon Senior Securities

None.

         Item 4: Submission of Matters to a Vote of Security Holders.

None.

         Item 5: Other Information

None.

         Item 6: Exhibits and Reports on Form 8-K:

(a)	Exhibit No.	Description

	99.1	Certification pursuant to 18 U.S.C. Section 1350

	99.2	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLONIAL TRUST COMPANY

DATE: August 14, 2002	BY:		/s/	John K. Johnson

John K. Johnson

		Its:		President

DATE: August 14, 2002	BY:		/s/	Ian B. Currie

Ian B. Currie

		Its:		Controller