Form 10QSB
period 2002-09-30
COLONIAL TRUST CO /AZ
filed 2002-11-19
CIK 869296

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                          Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 757,914

Transitional Small Business Disclosure Format (check one):

                           Yes _________ No ___X______

                            COLONIAL TRUST COMPANY

                                      INDEX

                                                                            Page
Part I. Financial Information:

         Item 1: Financial Statements                                         3

                  Condensed Balance Sheets                                    3

                  Condensed Statements of Earnings (Loss)                     4

                  Condensed Statements of Cash Flows                          5

                  Notes to Condensed Financial Statements                     6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                           12

         Item 3: Controls and Procedures                                      20

Part II. Other Information

         Item 1: Legal Proceedings                                            21

         Item 2: Changes in Securities                                        23

         Item 3: Default Upon Senior Securities                               23

         Item 4: Submission of Matters to a Vote of Security Holders          23

         Item 5: Other Information                                            23

         Item 6: Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                    23

Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002            24

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                Condensed Balance Sheets
                                           (Unaudited)
         ASSETS                     September 30, 2002            March 31, 2002

Cash and cash equivalents                     $193,800                  $166,592
Receivables                                  1,019,478                   853,256
Income tax receivable                           87,229                   111,819
Note receivable                                229,469                   324,156
Property, furniture and equipment, net         701,042                   705,426
Excess of cost over fair value acquired, net   104,729                   104,729
Restricted cash                                509,655                   522,414
Other assets                                   151,383                    99,382
                                            ----------                ----------
                                            $2,996,785                $2,887,774
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $218,703                  $213,729
             Total Liabilities                 218,703                   213,729

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     757,914 issued and outstanding,
     at September 30, 2002 and 729,727
     issued and outstanding at
     March 31, 2002                            689,286                   614,286
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,582,588                 1,553,551
                                             ---------                 ---------
             Total stockholders' equity      2,778,082                 2,674,045
                                             ---------                 ---------


                                            $2,996,785                $2,887,774
                                            ==========                ==========



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

               Condensed Statements of Earnings (Loss) (Unaudited)

                                   Three-month periods       Six-month periods
                                   Ended September 30,       Ended September 30,

Revenues:                             2002         2001        2002         2001

Bond servicing income             $453,172     $513,456    $855,988   $1,096,944
IRA servicing fees-corporate       154,466      130,484     331,337      310,766
IRA servicing fees-personal trust   71,786       64,932     146,632      131,287
Trust fee income                   350,119      232,151     648,807      470,803
Interest income                      9,796       17,786      20,056       36,200
                                 ---------      -------   ---------    ---------
Total revenue                    1,039,339      958,809   2,002,820    2,046,000



General and administrative
expenses                           932,721    1,097,256   1,942,845    2,028,578
                                   -------    ---------   ---------    ---------

Earnings (loss) before
income taxes                       106,618     (138,447)     59,975       17,422

Income taxes (benefit)              43,666      (56,648)     24,589        7,143
                                    ------      -------      ------        -----


Net earnings (loss)                $62,952     ($81,799)    $35,386      $10,279
                                   =======     ========     =======      =======

Basic net earnings (loss)
per common share                      $.09        ($.11)       $.05         $.01
                                      ====        =====        ====         ====

Diluted net earnings (loss)
per common share             (1)      $.08        ($.11)       $.05         $.01
                                      ====        =====        ====         ====



Weighted average shares
outstanding - basic                728,240      732,017     728,578      731,095
                                   =======      =======     =======      =======

Weighted average shares
outstanding - diluted        (1)   752,004      732,017     752,129      755,242
                                   =======      =======     =======      =======


(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                              Six-month periods
                                                             Ended September 30,
                                                             -------------------

                                                                2002        2001
                                                                ----        ----
Cash flows from operating activities:
Net earnings                                                 $35,386     $10,279
Adjustments to reconcile net earnings to
 net cash provided by (used in) Operating activities:
 Depreciation and amortization                                61,810      79,930

 (Increase) decrease in receivables                        (166,222)      49,333
 Increase in other assets                                   (52,001)    (59,862)
 Decrease in income tax receivable                            24,590          -
 Increase (decrease) in accounts payable and
  accrued liabilities                                          4,974   (118,664)
                                                            --------   ---------
Net cash used in operating activities                       (91,463)    (38,984)
                                                            --------   ---------

Cash flows from investing activities:
Purchase of property, furniture and equipment               (57,426)     (9,107)
Additions to note receivable                                 (5,313)   (234,793)
Payments received on note receivable                         100,000     100,000
Decrease in restricted cash                                   12,759       2,771
                                                              ------   ---------
Net cash provided by (used in) investing activities           50,020   (141,129)
                                                              ------   ---------

Cash flows from financing activities:
Purchase and retirement of common stock                      (6,349)     (6,978)
Proceeds from issuance of common stock under
 stock option plan                                            75,000      35,375
                                                              ------      ------
Net cash provided by financing activities                     68,651      28,397
                                                              ------      ------

Increase (decrease) in cash and cash equivalents              27,208   (151,716)
Cash and cash equivalents at beginning of period             166,592     319,204
                                                            --------    --------
Cash and cash equivalents at end of period                  $193,800    $167,488
                                                            ========    ========


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY



                     Notes to Condensed Financial Statements

1.   Significant  Accounting  Policies

     In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2002. The independent auditors' report included in that 10-KSB report stated there was substantial doubt about the Company's ability to continue as a going concern.

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

              The Company also serves as custodian of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

              The Company's Personal Trust segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts. The Company also acts as custodian for self-directed individual retirement accounts through its Personal Trust segment.

7
     (b)      Revenue Recognition

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



     (c)      Computation of Basic and Diluted Net Earnings (Loss) Per Common
              Share

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

3.   Earnings (Loss) Per Share

     A  reconciliation  from basic earnings (loss) per share to diluted earnings
     (loss) per share for the three-month and six-month periods ended September 30, 2002, and September 30, 2001 follows:

                                     Three-month periods     Six-month periods
                                     Ended September 30,     Ended September 30,

                                        2002        2001        2002        2001
                                        ----        ----        ----        ----

         Net earnings (loss)         $62,952   ($81,799)     $35,386     $10,279
                                     -------   --------      -------     -------

         Basic EPS
         -weighted average
         shares outstanding          728,240     732,017     728,578     731,095
                                     =======     =======     =======     =======

         Basic earnings (loss)
         per share                      $.09      ($.11)        $.05        $.01
                                        ====      ======        ====        ====

         Basic EPS
         -weighted average
         shares outstanding          728,240     732,017     728,578     731,095

         Effect of dilutive securities:
         Stock options           (1)  23,764           -      23,551      24,146
                                      ------           -      ------      ------

         Diluted EPS
         -weighted average
         shares outstanding          752,004     732,017     752,129     755,242
                                     =======     =======     =======     =======

         Diluted earnings (loss)
         per share                      $.08      ($.11)        $.05        $.01
                                        ====      ======        ====        ====

         Stock options not included
         in Diluted EPS since
         anti-dilutive                     -     144,722           -           -
                                           =     =======           =           =

         (1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


4.   Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company for the three-month and six-month periods ended September 30, 2002 and September 30, 2001. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

     In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

                                  Corporate   Personal
                                  Trust       Trust        Other      Total

         Three-month periods:

            September 30, 2002
         Bond Servicing Income    $453,172           -          -       $453,172
         IRA Servicing Fees        154,466     $71,786          -        226,252
         Trust Fee Income                -     350,119          -        350,119
         Interest Income                 -           -     $9,796          9,796
                                  --------    --------     ------     ----------
                                  $607,638    $421,905     $9,796     $1,039,339
                                  ========    ========     ======     ==========

         General & Administrative
         Expenses                 $328,592    $303,944   $300,185       $932,721


            September 30, 2001
         Bond Servicing Income    $513,456           -          -       $513,456
         IRA Servicing Fees        130,484     $64,932          -        195,416
         Trust Fee Income                -     232,151          -        232,151
         Interest Income                 -           -    $17,786         17,786
                                  --------    --------    -------       --------
                                  $643,940    $297,083    $17,786       $958,809
                                  --------    --------    -------       --------

         General & Administrative
         Expenses                 $573,244    $257,339   $266,673     $1,097,256
                                  --------    --------   --------     ----------


         Six-month periods:

            September 30, 2002
         Bond Servicing Income    $855,988           -          -       $855,988
         IRA Servicing Fees        331,337    $146,632          -        477,969
         Trust Fee Income                -     648,807          -        648,807
         Interest Income                 -           -    $20,056         20,056
                                ----------    --------    -------     ----------
                                $1,187,325    $795,439    $20,056     $2,002,820
                                ----------    --------    -------     ----------

         General & Administrative
         Expenses                 $758,731    $619,417   $564,697     $1,942,845


            September 30, 2001
         Bond Servicing Income  $1,096,944           -          -     $1,096,944
         IRA Servicing Fees        310,766    $131,287          -        442,053
         Trust Fee Income                -     470,803          -        470,803
         Interest Income                 -           -    $36,200         36,200
                                ----------    --------    -------     ----------
                                $1,407,710    $602,090    $36,200     $2,046,000
                                ----------    --------    -------     ----------

         General & Administrative
         Expenses                 $931,077    $509,313   $588,188     $2,028,578
                                  --------    --------   --------     ----------

5.   Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of September 30, 2002. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $509,655 at September 30, 2002. These assets are classified as restricted cash in the accompanying balance sheets as of September 30, 2002.

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the events mentioned below, the effect of such matters will not have a material adverse effect on the Company.

     A. On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

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

11
     Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company's E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $362,000 through September 30, 2002, net of approximately $72,000 in defense cost reimbursements from its E&O carrier, in connection with the Stevens Bankruptcy Proceeding and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company's E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

     The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

     Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company's E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company's E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company's E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The significance and uncertainty related to these issues resulted in a modification of the independent auditors' report included with the March 31, 2002 financial statements to include a paragraph about the uncertainty of the Company's ability to continue as a going concern resulting from the uncertain outcome of this matter.

12
     B. On September 18, 2002, the Personal Representative of the Estate of Dorothy C. Long and certain other parties filed a Petition for Surcharge and a Petition for Removal of Trustee and Appointment of Successor Trustee against the Company (the "Petition"). In the Petition, Plaintiffs alleged that the Company breached certain duties in connection with a loan procured to pay certain federal estate taxes. The Plaintiffs have alleged that the Company is liable for $210,929, as well as certain expenses, accounting fees, attorneys' fees and costs as a result of its alleged breaches. The Company has filed an Objection to the Petition denying all material allegations of the Petition, a Counter-Petition (against the Personal Representative of the Estate) and a Third-Party Complaint (against counsel for the Personal Representative of the Estate) in the above matter. Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. The financial statements do not include any adjustments that might result from the ultimate outcome of the above litigation.


Item 2.  Management's Discussion and Analysis or Plan of Operation

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

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures which are discussed in note 1 of the Company's financial statements included in this Form 10-QSB. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances and there have been no changes since the fiscal year end of March 31, 2002. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

13
     Results of Operations - Three-Month Periods Ended September 30, 2002 and September 30, 2001
     ------------------

     The Company had net earnings of $62,952, or $.08 diluted earnings per share, for the period ended September 30, 2002, compared to a net loss of $81,799, or $.11 per diluted share, for the period ended September 30, 2001, an increase in net earnings of 177%. The Company had total revenue of $1,039,339 for the period ended September 30, 2002, compared to total revenue of $958,809 for the prior year, an increase of 8%.

     The Corporate Trust segment's income decreased $36,302 to $607,638 for the period ended September 30, 2002, compared to $643,940 for the period ended September 30, 2001, a decrease of 6%. The Personal Trust segment's income increased $124,822 to $421,905 for the period ended September 30, 2002, compared to $297,083 for the period ended September 30, 2001, an increase of 42%.

     The Corporate Trust segment's bond servicing income decreased $60,284 to $453,172 for the period ended September 30, 2002, compared to $513,456 for the period ended September 30, 2001, a decrease of 12%. The decrease in bond servicing income was primarily attributable to the following factors. First, interest earnings on non fee-based trust investment balances decreased to approximately $24,000 for the three months ended September 30, 2002, compared to approximately $46,000 in the comparable prior period, reflecting the reduction in interest rates. Second, interest earnings on fee-based investment balances decreased to approximately $77,000 for the three months ended September 30, 2002, compared to approximately $144,000 in the comparable prior period, reflecting a reduction in interest rates and the funds available for investment. These were partially offset by an increase in bond printing fees to approximately $22,000 for the three months ended September 30, 2002, compared to approximately $14,000 in the comparable prior period. This resulted from approximately $7 million more in new bond issues in the current quarter over the comparable prior period. Additionally, municipal maintenance fees increased to approximately $33,000 for the three months ended September 30, 2002, compared to approximately $13,000 in the comparable prior quarter. This was primarily due to the collection of annual fees on a defaulted issue. At September 30, 2002, the Company was serving as trustee and paying agent on 504 non-profit bond offerings totaling approximately $466,300,000 in original principal amount; at September 30, 2001, the Company was serving as trustee and paying agent on 461 non-profit bond offerings totaling approximately $461,700,000 in original principal amount.

     Revenue from the Corporate Trust segment's IRA servicing activities increased $23,982 to $154,466 for the period ended September 30, 2002, compared to $130,484 for the period ended September 30, 2001, an increase of 18%. This increase was primarily due to collection of approximately $11,000 past-due institutional maintenance fees and higher fees due to the increase in the number of IRA accounts serviced by the Company in the three-month period ended September 30, 2002, as compared to the comparable quarter in the prior year, partially offset by reduced monthly management fees attributable to lower interest rates on un-invested IRA customer cash balances compared with the comparable prior quarter. Revenue from the Personal Trust segment's IRA servicing activities increased $6,854 to $71,786 for the period ended September 30, 2002, compared to $64,932 for the period ended September 30, 2001, an increase of 11%. The increase in Personal Trust IRA revenue was primarily due to the increase in the number of new IRA's serviced by the Company, partially offset by a decrease in fees based on declined market values attributed to underlying securities. At September 30, 2002, the Corporate Trust segment was servicing 9,973 IRA's with an aggregate value of approximately $136,100,000 and the Personal Trust segment was servicing 270 IRA Accounts with an aggregate value of approximately $50,500,000. At September 30, 2001, the Corporate Trust segment was servicing 9,687 IRA Accounts with an aggregate value of approximately $180,400,000, and the Personal Trust segment was servicing 229 Accounts with an aggregate value of approximately $47,200,000. At September 30, 2002, approximately $19 million loss in value of IRA investment assets administered by the Corporate Trust segment has been written off due to the Stevens Bankruptcy Proceeding, which is included in the September 30, 2001 aggregate value.

     The Personal Trust segment's trust revenue increased $117,968 to $350,119 for the period ended September 30, 2002, compared to $232,151 for the period ended September 30, 2001, an increase of 51%. The increase in trust revenue was primarily due to an increase in the number of trust, investment or other accounts serviced by the Company, with approximately $39,000 of that increase attributable to a single relationship which commenced January 2002, the recognition of approximately $8,000 of past-due prior fiscal year employee benefit trust fees collected this fiscal quarter, and approximately $22,000 higher fees related to real estate sales and other irregularly occurring service fees in the three months ended September 30, 2002 as compared to the comparable prior year's quarter. At September 30, 2002, the Personal Trust segment was serving as trustee or agent for 639 trust, investment accounts, or other accounts with a fair market value of approximately $118,000,000. At September 30, 2001, the Personal Trust segment was serving as Trustee or agent for 601 trust, investment accounts, or other accounts with a fair market value of approximately $125,000,000.

     Interest income decreased $7,990 to $9,796 for the period ended September 30, 2002, compared to $17,786 for the period ended September 30, 2001 a decrease of 45%. This decrease was primarily attributable to reduced earnings on monies advanced under the master trust note, resulting from lower interest rates, and investment balances in the current quarter compared to the prior period.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate $244,652 to $328,592 for the period ended September 30, 2002, compared to $573,244 for the period ended September 30, 2001, and decreased to 54% of segment revenues for the period ended September 30, 2002, from 89% of segment revenues for the period ended September 30, 2001. The Personal Trust segment's general and administrative expenses increased in the aggregate $46,605 to $303,944 for the period ending September 30, 2002, compared to $257,339 for the period ended September 30, 2001, but decreased to 71% of segment revenues for the period ended September 30, 2002 from 87% of segment revenues for the period ended September 30, 2001. The decrease in the Corporate Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to the expensing of approximately $247,000 of costs incurred through September 30, 2001 associated with the Stevens Bankruptcy Proceeding (see Item 1: Legal Proceedings), in the three month period ended September 30, 2001, as compared with a net refund of approximately $7,000 from our E & O insurance carrier, in connection with the Stevens Bankruptcy Proceeding, in the three months ended September 30, 2002. Although the Company intends to vigorously attempt to recover the costs it has incurred to date and that it incurs in the future in the Stevens Bankruptcy Proceeding, there may be no assurance that any portion of such costs will be recovered. The decrease in the Personal Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to the increase in trust revenues, explained above, more than offsetting the increase in staff personnel costs, which includes a new business development officer, in the three month period ended September 30, 2002 as compared to the comparable prior period.

     The Company's effective income tax rate remained constant at 41.0% for the three-month periods ended September 30, 2002 and September 30, 2001.


     Results of Operations - Six-Month Periods Ended September 30, 2002 and September 30, 2001
     ------------------

     The Company had net earnings of $35,386, or $.05 diluted earnings per share, for the period ended September 30, 2002, compared to net earnings of $10,279, or $.01 diluted earnings per share, for the period ended September 30, 2001, an increase in net earnings of 244%. The Company had total revenue of $2,002,820 for the period ended September 30, 2002, compared to total revenue of $2,046,000 for the prior period, a decrease of 2%.

     The Corporate Trust segment's income decreased $220,385 to $1,187,325 for the period ended September 30, 2002, compared to $1,407,710 for the period ended September 30, 2001, a decrease of 16%. The Personal Trust segment's income increased $196,775 to $798,865 in the period ended September 30, 2002, compared to $602,090 for the period ended September 30, 2001, an increase of 33 %.

     The Corporate Trust segment's bond servicing revenue decreased $240,956 to $855,988 for the period ended September 30, 2002, compared to $1,096,944 for the period ended September 30, 2001, a decrease of 22%. The decrease in bond servicing revenue was primarily attributable to a decrease in interest related earnings brought about by lower interest rates and trust investment account balances in the six months ended September 30, 2002, as compared to the six months ended September 30, 2001. Additionally, bond issuer refinancings through loans or other products which do not result in fees to the company continued to negatively impact bond servicing revenues and are expected to continue to negatively impact such revenues in the foreseeable future.


     Revenue from the Corporate Trust segment's IRA Account servicing activities increased $20,571 to $331,337 for the period ended September 30, 2002, compared to $310,766 for the period ended September 30, 2001, an increase of 7%. This increase was primarily due to collection of past due institutional maintenance fees as well as higher fees due to the increase in the number of IRA's serviced by the Company in the six months ended September 30, 2002 as compared with the six months ended September 30, 2001. These increases were partially offset by decreased monthly management fees attributable to lower interest rates on un-invested IRA customer cash balances as compared to the prior six month period. Revenue from the Personal Trust segment's IRA servicing activities increased $15,345 to $146,632 for the period ended September 30, 2002, compared to $131,287 for the period ended September 30, 2001, an increase of 12%. The increase was primarily due to the increase in the number of IRA Accounts serviced by the Company.

     The Personal Trust segment's trust revenue increased $178,004 to $648,807 for the period ended September 30, 2002, compared to $470,803 for the period ended September 30, 2001, an increase of 38%. The increase in trust revenue was primarily due to the increase in the number of trust, investment, or other accounts serviced by the Company with approximately $68,000 attributable to a single relationship that commenced January 2002, and approximately $24,000 of the revenue increase coming from collection of past-due prior fiscal year employee benefit trust fees, offset in part by the general decline in the market values of the individual portfolios.

     Interest income decreased $16,144 to $20,056 for the period ended September 30, 2002, compared to $36,200 for the period ended September 30, 2001, a decrease of 45%. The decrease was primarily attributable to reduced earnings caused by lower interest rates and investment balances in the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate $172,346 to $758,731 for the period ended September 30, 2002, compared to $931,077 for the prior period, and decreased to 64% of segment revenues for the period ended September 30, 2002, from 66% of segment revenues for the prior period. The decrease in Corporate Trust Segment's general and administrative expenses as a percentage of segment revenues was due primarily to a reduction in expenses associated with the Stevens Bankruptcy Proceeding (see Item 1: Legal Proceedings). Approximately $32,000 was expensed in the six months ended September 30, 2002, net of approximately $72,000 in reimbursements by the Company's E & O insurance carrier as compared to the expensing of approximately $247,000 of costs in the six months ended September 30, 2001. This more than offset the proportionate reduction in Corporate Trust revenues caused by lower interest rates and investment account balances in the six months ended September 30, 2002, as compared to the comparable prior period. Although the Company intends to vigorously attempt to recover the costs it has incurred to date and that it incurs in the future in the Stevens Bankruptcy Proceeding, there may be no assurance that any portion of such costs will be recovered. Additionally, the Company anticipates that additional write-offs of previously unidentified trust account reconciling items may occur but presently is unable to quantify the potential amount or range of such write-offs. The Personal Trust segment's general and administrative expenses increased in the aggregate $110,104 to $619,417 for the period ended September 30, 2002, compared to $509,313 for the period ended September 30, 2001, but decreased to 78% of segment revenues for the period ended September 30, 2002 from 85% for the period ended September 30, 2001. The decrease in the Personal Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to a greater proportionate increase in revenues resulting from an increase in the number of accounts serviced by the Company, as compared to the net increase in expenses for the six months ended September 30, 2002. The increased expenses included staff personnel cost, including the addition of a new business development officer, which were partially offset by reduced sales consulting services/commissions in the six months ended September 30, 2002, as compared to the comparable prior period.

17
     The Company's effective income tax rate remained constant at 41% for the six-month periods ended September 30, 2002, and September 30, 2001.


     Liquidity and Capital Resources
     -------------------------------

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,778,082 on September 30, 2002. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company will become subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2002. At September 30, 2002, $509,655 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its regulatory capital, working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, from funds available under the Company's Master Note with its former parent, Church Loans and
     Investments Trust, and from borrowings secured by the Company's headquarters building. However, the outcome of, or unreimbursed expenses incurred in connection with, the Stevens Bankruptcy Proceeding or litigation asserted against the Company arising out of the Stevens Bankruptcy Proceeding, could result in the Company violating some or all of these regulatory capital requirements and could impair the Company's ability to satisfy its working capital and capital expenditure requirements from the above or other sources.


     The Company's cash and cash equivalents increased from $166,592 on March 31, 2002, to $193,800 on September 30, 2002, while the note receivable decreased from $324,156 on March 31, 2002, to $229,469 on September 30, 2002. The increase in the cash and cash equivalents was primarily due to cash flow from operations, proceeds from issuance of common stock under the Company's stock options plan and payments received on the note receivable, partially offset by the increase in receivables. The decrease in the note receivable was primarily due to payments received of $100,000. The Company's net property and equipment decreased from $705,426 on March 31, 2002, to $701,042 on September 30, 2002. The decrease was primarily due to depreciation of existing property and equipment exceeding the purchase of additional furniture, equipment and computer hardware and software for employees.


     New Accounting Pronouncements
     -----------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective April 1, 2002, the Company complied with the provisions of Statement No. 142 which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. During the second quarter ended September 30, 2002, management finalized the first of the required impairment tests of goodwill and is of the opinion that there has been no impairment.

     The following  table sets forth  reported net earnings  (loss) and earnings
     (loss) per share, as adjusted to exclude goodwill amortization expense:

                                                         Three Months Six Months
                                      Years Ended               Ended      Ended
                                        March 31            September  September
                                                                  30,        30,
                                2002      2001       2000        2001       2001
                                ----      ----       ----        ----       ----

         Net earnings (loss),
         as reported       $(82,760)  $341,048   $431,923   ($81,799)    $10,279


         Net earnings (loss),
         as adjusted       $(70,578)  $353,218   $444,093   ($78,753)    $16,367

         Basic earnings (loss)
         per share as
         reported           $ (0.11)   $  0.47    $  0.57    ($ 0.11)     $ 0.01

         Basic earnings (loss)
         per share as
         adjusted           $ (0.10)   $  0.49    $  0.59    ($ 0.11)     $ 0.02

         Diluted earnings
         (loss) per share
         as reported        $ (0.11)   $  0.44    $  0.55    ($ 0.11)     $ 0.01

         Diluted earnings
         (loss) per share
         as adjusted        $ (0.10)   $  0.47     $ 0.57    ($ 0.11)     $ 0.02


     Statement No. 142 will also require that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Since the Company's only intangible is Goodwill, the adoption of this standard will not have a material impact on the operations or financial position of the Company.

     Statement No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on April 1, 2002 did not have a material impact on the Company's financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Statement is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 is not expected to have an effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have an effect on the Company's financial statements.



     Market Risk
     -----------

     In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2002.

          "Safe Harbor" Statement under the Private Securities Litigation Reform
           Act of 1995.

     Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and
     Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with Hackett Investment Advisors, Inc. and Feldman Securities Group, L.L.C. and their success in managing the trust and investment agency accounts for which they provide services; finding a suitable replacement investment advisor for WIS; the Company's ability to recover the costs it has incurred and will incur in the future in connection with the bankruptcy proceeding of Stevens Financial Group, Inc. ("Stevens"), which costs totaled approximately $362,000 through September 30, 2002, net of approximately $72,000 in defense cost reimbursements from the Company's E & O insurance carrier; the outcome of litigation filed (or commenced in the future) against the Company related to the Company's services as indenture trustee on the Stevens bond offerings; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as custodian for IRA's, as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company's business segments. Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2002, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.


Item 3.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Controller/Treasurer as appropriate, to allow timely decisions regarding required disclosure.





                           PART II. OTHER INFORMATION


Item 1:  Legal Proceedings

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome with the possible exception of the event mentioned below, will not have a material adverse effect on the financial condition or results of operations of the Company.

     A. On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company serves as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secure obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

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

     Colonial has submitted a claim to its E&O insurance carrier based on the above litigation. The Company's E&O carrier has reserved its rights with regard to insurance coverage, but is participating in defending the litigation. As a result of the foregoing, the Company is presently unable to determine whether it will incur any liability in excess of its E&O coverage as a result of such litigation. Additionally, the Company has incurred costs of approximately $362,000 through September 30, 2002, net of approximately $72,000 in defense cost reimbursements from its E& O carrier, in connection with the Stevens Bankruptcy Proceeding, and the above litigation, which costs have been recorded as a general and administrative expense. The Company will incur additional costs in the future related to the Stevens Bankruptcy Proceeding and the above litigation. The Company is submitting its defense costs incurred in connection with the above litigation to its E&O carrier for reimbursement (and will submit future defense costs to its E&O carrier for payment or reimbursement), and the Company's E&O carrier is reimbursing the Company for a portion of such costs; however, there may be no assurance as to the amount of expenses incurred by the Company for which the Company will receive reimbursement from its E&O carrier. The portion of the costs which are not paid or reimbursed by the E&O carrier will be recorded as general and administrative expenses in the quarter in which they are incurred.

     The Company also intends to attempt to recover a portion of the costs it has incurred as an administrative expense in the Stevens Bankruptcy Proceeding. There may be no assurance that any portion of such costs will be recoverable in the Stevens Bankruptcy Proceeding.

     Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. However, the Company's E&O carrier could successfully deny coverage for the claims asserted in the above Complaint, or the plaintiffs in such litigation could recover amounts in excess of the policy limits of the Company's E&O Policy. Additionally, the Company may not recover all, or a material portion of, the costs it incurs in the Stevens Bankruptcy Proceeding and the above litigation, and the Company's E&O carrier may not reimburse the Company for such costs. Any of the above could have a material and adverse effect on the Company's financial condition and results of operations, could result in revocation of the Company's operating certificate or the imposition of sanctions or operating constraints (including without limitation requiring the Company to raise additional capital) by the Arizona Banking Department, and could result in the Company being forced to file a petition under the federal bankruptcy laws, to attempt to enter into a sale or other business combination, or to discontinue or materially curtail its business operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The significance and uncertainty related to these issues resulted in a modification of the independent auditors' report included with the March 31, 2002 financial statements to include a paragraph about the uncertainty of the Company's ability to continue as a going concern resulting from the uncertain outcome of this matter.

     B. On September 18, 2002, the Personal Representative of the Estate of Dorothy C. Long and certain other parties filed a Petition for Surcharge and a Petition for Removal of Trustee and Appointment of Successor Trustee against the Company (the "Petition"). In the Petition, Plaintiffs alleged that the Company breached certain duties in connection with a loan procured to pay certain federal estate taxes. The Plaintiffs have alleged that the Company is liable for $210,929, as well as certain expenses, accounting fees, attorneys' fees and costs as a result of its alleged breaches. The Company has filed an Objection to the Petition denying all material allegations of the Petition, a Counter-Petition (against the Personal Representative of the Estate) and a Third-Party Complaint (against counsel for the Personal Representative of the Estate) in the above matter. Given the preliminary stage of the above litigation, it is not presently possible to estimate the probability or range of potential loss to the Company. The financial statements do not include any adjustments that might result from the ultimate outcome of the above litigation.


Item 2:  Changes in Securities

         None.

Item 3:  Default Upon Senior Securities

         None.

Item 4:  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6:  Exhibits and Reports on Form 8-K:

    (a)    Exhibit  No.      Description

           99. 1             Certification pursuant to 18 U. S. C. Section 1350.
           99. 2             Certification pursuant to 18 U. S. C. Section 1350.

    (b)    Reports on Form 8-K:

           None



                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COLONIAL  TRUST COMPANY

     DATE:  November 19, 2002                BY:   /s/ John K. Johnson
                                                   John K. Johnson
                                                   Its:   President

     DATE:  November 19, 2002                BY:   /s/ Ian B. Currie
                                                   Ian B Currie
                                                   Its:   Controller & Treasurer

24
        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John K. Johnson, certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Colonial  Trust
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002
                                           /s/ John K. Johnson
                                           John K. Johnson
                                           President and Chief Executive Officer

25
        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian B. Currie, certify that:

1.   I have  reviewed  this  quarterly  report  on Form 10-Q of  Colonial  Trust
     Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002




                                                        /s/ Ian B. Currie
                                                        Ian B. Currie
                                                        Controller and Treasurer