Form 10QSB
period 2002-12-31
COLONIAL TRUST CO /AZ
filed 2003-02-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                         Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 757,884

Transitional Small Business Disclosure Format (check one):

                         Yes _________             No ___X______
p2

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                            Page
Part I. Financial Information:

         Item 1: Financial Statements                                         3

                  Unaudited Condensed Balance Sheets                          3

                  Unaudited Condensed Statements of Operations                4

                  Unaudited Condensed Statements of Cash Flows                5

                  Notes to Unaudited Condensed Financial Statements           6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                           11

         Item 3: Controls and Procedures                                      17

Part II. Other Information

         Item 1: Legal Proceedings                                            17

         Item 2: Changes in Securities                                        19

         Item 3: Default Upon Senior Securities                               19

         Item 4: Submission of Matters to a Vote of Security Holders          19

         Item 5: Other Information                                            19

         Item 6: Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                    19

Certifications under Section 302 of the Sarbanes-Oxley Act of 2002            20
p3

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements


                                              Unaudited Condensed Balance Sheets

ASSETS                                        December 31, 2002   March 31, 2002
------                                        -----------------   --------------

Cash and cash equivalents                        $204,541             $166,592
Receivables                                       971,267              853,256
Note receivable                                   231,575              324,156
Income taxes receivable                           164,900              111,819
Property, furniture and equipment, net            684,833              705,426
Excess of cost over fair value acquired, net      104,729              104,729
Restricted cash                                   511,347              522,414
Other assets                                      118,799               99,382
                                                  -------               ------

                                               $2,991,991           $2,887,774
                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities         $360,624             $213,729
                                                 --------             --------


Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized, 757,884
     issued and outstanding at December 31,
     2002 and 729,727 issued and outstanding
     at March 31, 2002                            689,286              614,286
Additional paid-in capital                        506,208              506,208
Retained earnings                               1,435,873            1,553,551
                                                ---------            ---------
          Total Stockholders' Equity            2,631,367            2,674,045
                                                ---------            ---------

                                               $2,991,991           $2,887,774
                                               ==========           ==========

See accompanying notes to condensed financial statements.

p4



                             COLONIAL TRUST COMPANY

                  Unaudited Condensed Statements of Operations

                                        Three-month periods   Nine-month periods
                                        Ended December 31     Ended December 31
                                        -----------------     -----------------

Revenues                                  2002      2001        2002        2001
--------                                  ----      ----        ----        ----

Bond servicing income                 $418,346  $465,569  $1,274,333  $1,562,514
IRA servicing fees-corporate           114,329   144,765     445,665     455,531
IRA servicing fees-personal trust       73,408    67,005     220,041     198,292
Trust fee income                       309,436   223,681     958,244     694,484
Interest & other income                 17,717    28,296      37,773      64,496
                                        ------    ------      ------      ------

Total revenue                          933,236   929,316   2,936,056   2,975,317



General and administrative expenses  1,181,727   967,549   3,124,571   2,996,128
                                     ---------   -------   ---------   ---------

Loss before income taxes             (248,491)  (38,233)   (188,515)    (20,811)

Income taxes (benefit)               (101,881)  (15,655)    (77,291)     (8,512)
                                     ---------  --------    --------     -------


Net loss                            ($146,610) ($22,578)  ($111,224)   ($12,299)
                                    ========== =========  ==========   =========



Basic net loss per common share         ($.19)    ($.03)      ($.15)      ($.02)
                                        ------    ------      ------      ------

Diluted net loss per common share (1)   ($.19)    ($.03)      ($.15)      ($.02)
                                        ------    ------      ------      ------



Weighted average shares outstanding
-basic                                757,892   731,082     738,349      731,091
                                      =======   =======     =======      =======

Weighted average shares outstanding
-diluted                          (1) 757,892   731,082     738,349      731,091
                                      =======   =======     =======      =======


(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


See accompanying notes to condensed financial statements.

p5



                             COLONIAL TRUST COMPANY

                  Unaudited Condensed Statements of Cash Flows

                                                             Nine-month periods
                                                              Ended December 31,
                                                              2002          2001
                                                              ----          ----
Cash flows from operating activities:

Net loss                                                ($111,224)     ($12,299)

Adjustments to reconcile net loss to
     Net cash used in operating activities:
Depreciation and amortization                              89,169        118,709
Increase in receivables                                 (118,011)      (111,382)
Increase in income taxes receivable                      (53,081)       (70,011)
Increase in other assets                                 (19,417)       (38,982)
Increase (decrease) in accounts payable and
     accrued liabilities                                  146,895      (130,817)
                                                          -------      --------
Net cash used in operating activities                    (65,669)      (244,782)

Cash flows from investing activities:

Purchase of property, furniture and equipment            (68,576)       (21,951)
Additions to note receivable                              (7,419)      (239,629)
Payments received on note receivable                      100,000        300,000
Decrease in restricted cash                                11,067        (1,945)
                                                           ------        ------
Net cash provided by investing activities                  35,072         36,475

Cash flows from financing activities:

Proceeds from  issuance of common stock under
  stock option plan                                        75,000         35,375
Purchase and retirement of common stock                   (6,454)        (9,862)
                                                          ------         ------
Net cash provided by  financing activities                 68,546         25,513

Increase (decrease) in cash and cash equivalents           37,949      (182,794)
Cash and cash equivalents at beginning of period          166,592        319,204
                                                          -------        -------
Cash and cash equivalents at end of period               $204,541       $136,410
                                                         ========       ========

See accompanying notes to condensed financial statements.

p6

                             COLONIAL TRUST COMPANY



                Notes to Unaudited Condensed Financial Statements

1.       Significant Accounting Policies
         -------------------------------

In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2002. The independent auditors' report included in that 10-KSB report stated there was substantial doubt about the Company's ability to continue as a going concern.

         (a)   Nature of Business

               The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company's common stock is registered under the Securities Exchange Act of 1934.

               The Company serves as trustee under various bond indentures for issuers of bonds in 40 states, and the District of Columbia. The issuers are primarily churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However, the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholder.

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

p7

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



         (c)   Computation of Basic and Diluted Net Earnings Per Common Share

               Basic  earning  (loss) per share is  computed  based on  weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock.



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

3.       Earnings (Loss) Per Share
         -------------------------

A reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended December 31, 2002, and December 31, 2001 follows:

                                      Three-month periods     Nine-month periods
                                      Ended December 31,      Ended December 31,
                                         2002       2001         2002       2001
                                         ----       ----         ----       ----

         Net loss                  ($146,610)  ($22,578)   ($111,224)  ($12,299)
                                   ----------  ---------   ----------  ---------

         Basic EPS
         -weighted average
          shares outstanding          757,892    731,082      738,349    731,091
                                      =======    =======      =======    =======


         Basic EPS                     ($.19)     ($.03)       ($.15)     ($.02)
                                       ------     ------       ------     ------

         Basic EPS
         -weighted average
         shares outstanding           757,892    731,082      738,349    731,091

         Effect of dilutive securities:
         Stock options                      -          -            -          -
                                      _______    _______      _______    _______
p8


         Diluted EPS
         -weighted average
         shares outstanding           757,892    731,082      738,349    731,091
                                      =======    =======      =======    =======

         Diluted EPS                   ($.19)     ($.03)       ($.15)     ($.02)
                                       ------     ------       ------     ------

         Stock options not
         included in Diluted EPS
         since anti-dilutive           36,725    101,851       36,275    101,851
                                       ======    =======       ======    =======



4.       Business Segments
         -----------------

Operating results and other financial data are presented for the principal business segments of the Company for the three-month and nine-month periods ended December 31, 2002 and December 31, 2001. The Company has two distinct business segments consisting of Corporate Trust services and Personal Trust services.

In computing operating profit by business segment, interest and other income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the other category.

         Three-month periods:          Corporate   Personal    Other      Total
                                         Trust      Trust
                                        _______    _______   _______     _______
         December 31, 2002
         -----------------
         Bond Servicing Income         $418,346          -         -    $418,346
         IRA Servicing Fees             114,329    $73,408         -     187,737
         Trust Fee Income                     -    309,436         -     309,436
         Interest & Other Income              -          -   $17,717      17,717
                                       --------   --------   -------    --------
                                       $532,675   $382,844   $17,717    $933,236
                                       --------   --------   -------    --------

         General & Administrative
         Expenses                      $546,845   $332,550  $302,332  $1,181,727
                                       --------   --------  --------  ----------


         December 31, 2001
         -----------------
         Bond Servicing Income         $465,569          -         -    $465,569
         IRA Servicing Fees             144,765    $67,005         -     211,770
         Trust Fee Income                     -    223,681         -     223,681
         Interest & Other Income              -          -   $28,296      28,296
                                       --------   --------   -------    --------
                                       $610,334   $290,686   $28,296    $929,316
                                       --------   --------   -------    --------

         General & Administrative
         Expenses                      $405,332   $258,394  $303,823    $967,549
                                       --------   --------   -------    --------
p9



         Nine-month periods:           Corporate   Personal    Other      Total
                                         Trust      Trust
                                        _______    _______   _______     _______
         December 31, 2002
         -----------------
         Bond Servicing Income       $1,274,333          -         -  $1,274,333
         IRA Servicing Fees             445,665   $220,041         -     665,706
         Trust Fee Income                     -    958,244         -     958,244
              Interest & Other
              Income                          -          -   $37,773      37,773
                                     ---------- ----------   -------  ----------
                                     $1,719,998 $1,178,285   $37,773  $2,936,056
                                     ---------- ----------   -------  ----------

         General & Administrative
         Expenses                    $1,305,576   $951,967  $867,028  $3,124,571
                                     ----------   --------  --------  ----------


         December 31, 2001
         -----------------
         Bond Servicing Income       $1,562,514          -         -  $1,562,514
         IRA Servicing Fees             455,531   $198,292         -     653,823
         Trust Fee Income                     -    694,484         -     694,484
         Interest & Other Income              -          -   $64,496      64,496
                                     ----------   --------   -------  ----------
                                     $2,018,045   $892,776   $64,496  $2,975,317
                                     ----------   --------   -------  ----------

         General & Administrative
         Expenses                    $1,336,410   $767,707  $892,011  $2,996,128
                                     ----------   --------  --------  ----------

5.   Commitments and Contingencies
     -----------------------------

Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations, all of which must be "liquid" (as defined by the State) as of December 31, 2002. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $511,347 at December 31, 2002. These assets are classified as restricted cash in the accompanying balance sheets.

Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the events mentioned below, the effect of such matters will not have a material adverse effect on the Company.

A. On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company served as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secured obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

On February 1, 2002, a Complaint (Adv. No. 01-1319) (the "Adversary Proceeding"), was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint against Colonial, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint sought a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleged in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. Prior to settling the claims set forth in the Complaint (as described in more detail below), the Company filed an Answer denying all material allegations and submitted a claim to its E&O insurance carrier based on the clams asserted in the Adversary Proceeding.

p10


On December 4, 2002, an Order Approving Global Compromise with Adversary Defendants was entered in the Adversary Proceedings (the "Order"). The Order approved a Settlement Agreement between Stevens (the reorganized debtor), Stevens' Bankruptcy Estate, the Trustee for such Bankruptcy Estate (the "Trustee"), Stevens' investors who voted to accept Stevens' Amended Reorganization Plan (collectively, the "Settling Plaintiffs"), Colonial, Colonial's E&O insurance carrier, Stevens' former accountants (Harnden & Hamilton, P.C.), the guarantor of certain of the Time Certificates and Fixed Rate Investments (First Financial Trust Company, Inc.), certain broker-dealers involved in the sale of Stevens' securities (including Greystone Securities Corporation), certain former insiders of Stevens (including Clarence Stevens, Patrick Robarge and Damian Sinclair) and certain other third parties (the "Settlement Agreement"). Pursuant to the Settlement Agreement, Colonial paid $100,000 to the Trustee, and the other settling defendants agreed to make payments to the Trustee in various amounts, which payments were funded in January 2003. Additionally, the Settling Plaintiffs and the other settling defendants all released Colonial and the other settling defendants from any and all claims and liabilities relating to Stevens or the Adversary Proceeding. Stevens (the reorganized debtor) and the Stevens Bankruptcy Estate also indemnified Colonial and the other settling defendants against any contribution or indemnity claims that may be brought by parties who are not a party to the Settlement Agreement. The Order also released any other potential claims by third parties subject to the Court's jurisdiction against Colonial and the other settling defendants.

In addition to the above, the Company incurred additional costs (primarily defense costs) of approximately $348,000 through December 31, 2002 in connection with the Stevens Bankruptcy Proceeding and the Adversary Proceeding. The above figure gives effect to approximately $110,000 in defense cost reimbursements from the Company's E&O carrier, which costs were recorded as a general and administrative expense.

B. On September 18, 2002, the Personal  Representative  of the Estate of Dorothy
C. Long and certain other parties filed a Petition for Surcharge and a Petition for Removal of Trustee and Appointment of Successor Trustee against the Company (the "Petition"). In the Petition, Plaintiffs alleged that the Company breached certain duties in connection with a loan procured to pay certain federal estate taxes. The Plaintiffs have alleged that the Company is liable for $210,929, as well as certain expenses, accounting fees, attorneys' fees and costs as a result of its alleged breaches. The Company has filed an Objection to the Petition denying all material allegations of the Petition, a Counter-Petition (against the Personal Representative of the Estate) and a Third-Party Complaint (against counsel for the Personal Representative of the Estate) in the above matter. Given the preliminary stage of the above claim, it is not presently possible to estimate the probability or range of potential loss to the Company. The financial statements do not include any adjustments that might result from the ultimate outcome of the above claim.


6.       Earnings Adjusted for Goodwill
         ------------------------------

The following table sets forth reported net earnings (loss) and earnings (loss) per share, as adjusted to exclude goodwill amortization expense:

                                                                Three       Nine
                                                               Months     Months
                                           Years Ended          Ended      Ended
                                             March 31        December   December
                                                                   31         31
                                  2002      2001      2000       2001       2001
                                  ----      ----      ----       ----       ----

    Net earnings (loss),
    as reported              $(82,760)  $341,048  $431,923  ($22,578)  ($12,299)

    Net earnings (loss),
    as adjusted              $(70,578)  $353,218  $444,093  ($19,531)   ($3,164)

    Basic earnings (loss)
    per share as reported     $ (0.11)   $  0.47   $  0.57   ($ 0.03)   ($ 0.02)
p11


    Basic earnings (loss)
    per share as adjusted     $ (0.10)   $  0.49   $  0.59   ($ 0.03)   ($ 0.02)

    Diluted earnings  (loss)
    per share as reported     $ (0.11)   $  0.46   $  0.55   ($ 0.03)   ($ 0.02)

    Diluted earnings (loss)
    per share as adjusted     $ (0.10)   $  0.47    $ 0.57   ($ 0.03)   ($ 0.02)




Item 2.  Management's Discussion and Analysis or Plan of Operation

         Critical Accounting Policies
         ----------------------------

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

         Results of Operations-Three-Month  Periods Ended  December 31, 2002 and
         -----------------------------------------------------------------------
         December 31, 2001.
         ------------------

         The Company had a net loss of $146,610, or $.19 per diluted share, for the quarter ended December 31, 2002, compared to a net loss of $22,578, or $.03 per diluted share, for the quarter ended December 31, 2001, an increase in net loss of 549%. The Company had total revenue of $933,236 for the period ended December 31, 2002, compared to total revenue of $929,316 for the period ended December 31, 2001, an increase of less than 1%.

         The Corporate Trust segment's revenue decreased to $532,675 for the period ended December 31, 2002, compared to $610,334 for the period ended December 31, 2001, a decrease of 13%. The Personal Trust segment's revenue increased to $382,844 for the period ended December 31, 2002, compared to $290,686 for the period ended December 31, 2001, an increase of 32%.

         The Corporate Trust segment's bond servicing income decreased to $418,346 for the period ended December 31, 2002, compared to $465,569 for the period ended December 31, 2001, a decrease of 10%. The decrease in bond servicing income was primarily attributable to the following factors. First, interest earnings on investments were approximately
p12


         $67,000 less than the previous quarter due to lower interest rates and generally lower investment balances generating these earnings in the current quarter. The Company's investment balances fluctuate depending upon the number of new bond issuances originated in the period approximately 6-12 months prior thereto for which the Company serves as trustee and paying agent. The Company's lower investment balances in the current quarter therefore reflect a reduction in the number of new bond issuances in which the Company serves as trustee and paying agent that were originated 6-9 months prior to the current quarter, compared to the comparable prior quarter. The reduction in the number of new bond issuances was due to a loss of market share by the Company in trustee and paying agent services and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. Additionally, bond issuer re-financings into traditional loans or other products that do not generate fees for the Company continued to negatively impact bond servicing revenues. The above factors are expected to continue to negatively impact such revenues in the foreseeable future. Second, sinking fund late fee income was approximately $61,000 less than the previous quarter due to a smaller number of payoffs of receivables and/or collections of fees owed, as well as a change in the policy of charging late fees from each month the payment is delinquent to the first month the payment is more than 30 days late. The following factors partially offset this decrease in bond servicing income. First, municipal bond servicing fee income in the current quarter increased approximately $30,000 compared to income from such activities in the prior period due to the collection of fees on two issues which are in default. It is presently uncertain whether future fees on these issues will be collectible. Second, approximately $24,000 of fee income was collected in the current quarter as additional income because interest rates on earnings were less than the minimum of 4 % allowed for under the fee schedule within the indentures of Corporate Trust issues. No fees of this nature were recognized in the previous comparable quarter. These fees will continue to be earned while interest rates remain low. Other minor differences account for the remaining net decrease in bond servicing income. At December 31, 2002, the Company was serving as trustee and paying agent on 502 bond offerings totaling approximately $472,000,000 in original principal amount; at December 31, 2001, the Company was serving as trustee and paying agent on 532 bond offerings totaling approximately $490,000,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA servicing activities decreased to $114,329 for the period ended December 31, 2002, compared to $144,765 for the period ended December 31, 2001, a decrease of 21%. This decrease was due to a reduction in interest earnings caused by lower interest rates, partially offset by earnings on higher un-invested customer cash balances in the current quarter. Revenue from the Personal Trust segment's IRA servicing activities increased to $73,408 for the period ended December 31, 2002, compared to $67,005 for the period ended December 31, 2001, an increase of 10%. This increase was due to an increase in the number of IRA's being serviced. At December 31, 2002, the Corporate Trust segment was servicing 9,993 IRA's with an aggregate value of approximately $178,700,000, and the Personal Trust segment was servicing 285 IRA's with an aggregate value of approximately $55,300,000. At December 31, 2001, the Corporate Trust segment was servicing 9,778 IRA's with an aggregate value of approximately $184,104,000, and the Personal Trust segment was servicing 245 accounts with an aggregate value of approximately $47,729,000.

         The Personal Trust segment's trust fee income increased to $309,436 for the period ended December 31, 2002, compared to $223,681 for the period ended December 31, 2001, an increase of 38%. The increase in trust fee income was primarily due to the addition of a single trust relationship which commenced January 2002, accounting for approximately $52,000 of the increase in this current period, an increase in the base fee on approximately 470 trust, investment or other accounts effective July 1, 2002, and partially offset by proportionately lower fees per account in the current period compared to the prior period, (due to a decline in the market values of the underlying securities comprising the portfolios) and a slight decreased in the number of accounts serviced. At December 31, 2002, the Personal Trust segment was serving as trustee or agent for 643 trust, investment, or other accounts with a fair market value of approximately $111,700,000. At December 31, 2001, the Personal Trust segment was serving as trustee or agent for 679 trust, investment, or other accounts with a fair market value of approximately $122,296,000.

         Interest and other income decreased to $17,717 for the period ended December 31, 2002, compared to $28,296 for interest and other income in the period ended December 31, 2001, a decrease of 37%. The net decrease was primarily attributable to a one-time systems conversion fee
p13


         attributable to a new registrar and disbursing agency account occurring in the prior quarter, reduced interest income in the current quarter caused by falling interest rates on investments, partially offset by larger interest earnings on receivables collected in the current period.

         The Corporate Trust segment's general and administrative expenses increased in the aggregate to $546,845 for the period ended December 31, 2002, compared to $405,332 for the period ended December 31, 2001, an increase of 35%, and increased to 103% of segment revenues for the period ended December 31, 2002, from 66% of segment revenues for the period ended December 31, 2001. The Personal Trust segment's general and administrative expenses increased in the aggregate to $332,550 for the period ending December 31, 2002, compared to $258,394 for the period ended December 31, 2001, an increase of 29%, but decreased to 87% of segment revenues for the period ended December 31, 2002, compared to 89% of segment revenues for the period ended December 31, 2001. The Corporate Trust segment's general and administrative expenses as a percentage of revenues increased primarily as a result of expenses incurred in the current quarter in the Stevens Bankruptcy Proceeding and the Adversary Proceeding and a settlement payment made by Colonial in the Adversary Proceeding of $61,000, net of approximately $39,000 in E&O insurance reimbursements (see Note 5. Legal Proceeding). Additionally, the Company has expensed its best estimate of previously unidentified trust account reconciling items, in the amount of approximately $86,000, which the Company in its Form 10-QSB for the period ended September 30, 2002 was unable to quantify as to potential amount or range of such write-off. The final adjustment of this write-off, if any, is yet to be determined. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel including a new business development officer and support staff, as well as additional expenses involved in administering the Company's increased trust servicing business, partially offset by a reduction in sales consulting and commission expense.

         The Company's effective income tax rate was 41.0 % for the three-month periods ended December 31, 2001 and 2000.


         Results  of  Operations-Nine-Month  Periods Ended December 31, 2002 and
         -----------------------------------------------------------------------
         December 31, 2001.
         ------------------

         The Company had a net loss of $111,224, or $.15 per diluted share, for the period ended December 31, 2002, compared to net loss of $12,299, or $.02 per diluted share, for the period ended December 31, 2001, an increase in net loss of 804%. The Company had total revenue of $2,936,056 for the period ended December 31, 2002, compared to total revenue of $2,975,317 for the period ended December 31, 2001, a decrease of 1%.

         The Corporate Trust segment's revenue decreased to $1,719,998 for the period ended December 31, 2002, compared to $2,018,045 for the period ended December 31, 2001, a decrease of 15%. The Personal Trust segment's revenue increased to $1,178,285 for the period ended December 31, 2002, compared to $892,776 for the period ended December 31, 2001, an increase of 32%.

         The Corporate Trust segment's bond servicing income decreased to $1,274,333 for the period ended December 31, 2002, compared to $1,562,514 for the period ended December 31, 2001, a decrease of 18%. The decrease in bond servicing income was primarily attributable to the following factors. First, interest earnings on investments were approximately $245,000 less than the previous period due to lower interest rates and generally lower investment balances generating these earnings in the current period. The Company's investment balances fluctuate depending upon the number of new bond issuances originated in the period approximately 6-12 months prior thereto for which the
         Company serves as trustee and paying agent. The Company's lower investment balances in the current period therefore reflect a reduction in the number of new bond issuances in which the Company serves as trustee and paying agent that were originated 6-9 months prior to the current quarter, compared to the comparable prior quarter. The
p14


         reduction in the number of new bond issuances was due to a loss of market share by the Company in trustee and paying agent services and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. Additionally, bond issuer re-financings into traditional loans or other products that do not generate fees for the Company continued to negatively impact bond servicing revenues. The above factors are expected to continue to negatively impact such revenues in the foreseeable future. Second, sinking fund late fee income was approximately $160,000 less than the previous period due to a fewer number of payoffs of receivables and collection of fees owed, as well as a change in the policy of charging late fees from each month the payment is delinquent to the first month the payment is more than 30 days late. During this current period this category of receivables increased approximately $153,000, or 31%. Despite this increase, management continues to remain of the opinion that these receivables are fully collateralized and collectible, as the Company is in a first position upon sale of the underlying property securing the delinquent bonds. The following factors partially offset this decrease in bond servicing income. First, bond printing fee income was approximately $17,000 greater than the prior period because of the approximately $17 million greater volume of new bonds issued in the current period. Second, approximately $24,000 of additional fee income was collected in the current period because interest rates on earnings were less than the minimum 4% allowed for under the fee schedule included in the indenture agreements of corporate bond issues. Third, municipal bond servicing fee income increased approximately $35,000 in the current period resulting from the collection of fees on two defaulted issues due from the prior period. It is presently uncertain whether future fees on these issues will be collectible. Other minor differences account for the remaining net decrease in bond servicing income.

         Revenue from the Corporate Trust segment's IRA servicing activities decreased to $445,665 for the period ended December 31, 2002, compared to $455,531 for the period ended December 31, 2001, a decrease of 2%. The decrease in Corporate Trust segment's IRA revenues was primarily due to a reduction in interest earnings caused by lower interest rates, partially offset by earnings on higher un-invested customer cash balances, as well as an increase in the number of accounts serviced by the Company in the current period. Revenue from the Personal Trust segment's IRA servicing activities increased to $220,041 for the period ended December 31, 2002, compared to $198,292 for the period ended December 31, 2001, an increase of 11%. The increase in the Personal Trust segment's IRA revenue was primarily due to an increase in the number of accounts serviced by the Company.

         The Personal Trust segment's trust income increased to $958,244 for the period ended December 31, 2002, compared to $694,484 for the period ended December 31, 2001, an increase of 38%. The increase in trust income was primarily due to the addition of a single trust relationship which commenced January 2002, accounting for approximately $120,000 of the increase in the current period, and an increase in the base fee on approximately 470 trust, investment or other accounts effective July 1, 2002, partially offset by proportionately lower fees per account in the current period compared to the prior period, due to a decline in the market values of the underlying securities comprising the portfolios, and a slight decreased in the number of accounts serviced.

         Interest and other income decreased to $37,773 for the period ended December 31, 2002, compared to $64,496 for interest and other income in the period ended December 31, 2001, a decrease of 41%. The net decrease was primarily attributable to a decline in interest earnings due to reduced interest rates and investment balances and a one time systems conversion fee attributable to a new registrar and disbursing agency account received in the prior period.

         The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,305,576 for the period ended December 31, 2002, compared to $1,336,410 for the prior period, a decrease of 2%, but increased to 76% of segment revenues for the period ended December 31, 2002, compared to 66% for the period ended December 31, 2001. The Personal Trust segment's general and administrative expenses increased in the aggregate to $951,967 for the period ended December 31, 2002, compared to $767,707 for the period ended December 31, 2001, an increase of 24%, but decreased to 81% of segment revenues for the period ended December 31, 2002, compared to 86% of segment revenues for the period ended December 31, 2001. The Corporate Trust segment's
p15


         general and administrative expenses decreased in the aggregate primarily as a result of expenses of approximately $285,000 incurred in the prior period compared to approximately $118,000 in the current period in connection with the Stevens Bankruptcy Proceeding and the Adversary Proceeding (see Part II-Item 1: Legal Proceedings to this Form 10-QSB). The current period included Colonial's settlement payment of $61,000, net of approximately $39,000 of E&O insurance reimbursements in the Adversary Proceeding. Additionally, the current nine month period included a write-off of previously unidentified trust account reconciling items estimated in the amount of approximately $136,000. The final adjustment of this write-off, if any, is yet to be determined. The increase in Personal Trust segment's general and administrative expenses were due primarily to an increase in personnel including a new business development officer and support staff, as well as additional expenses involved in administering the Company's increased trust servicing business, partially offset by a reduction in sales consulting services and commissions expense.

         The Company's effective income tax rate remained constant at 41% for the nine-month period ended December 31, 2002 , compared to the nine-month period ended December 31, 2001.



         Liquidity and Capital Resources
         -------------------------------

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,631,367 on December 31, 2002. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2002 and Exhibit 99(a) -"Regulation, Licensing and Supervision - Net Capital Requirements" of this Form 10-QSB. At December 31, 2002, $511,347 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust, and from a $200,000 working capital line of credit established with Bank One in January 2003.

         The Company's cash and cash equivalents increased from $166,592 on March 31, 2002, to $204,541 on December 31, 2002, while the note receivable decreased from $324,156 on March 31, 2002, to $231,575 on December 31, 2002. The increase in the cash and cash equivalents was primarily due to a payment of $100,000 received on the note receivable, proceeds from the issuance of common stock under the stock option plan of $75,000, partially offset by net cash used in operating activities of approximately $66,000, purchases of property, furniture and equipment of approximately $69,000 and other minor amounts accounting for the remaining difference. Included in the net cash used in operating activities is an increase of approximately $118,000 in the Company's receivables. Approximately $647,000 or 67% of the Company's receivables consist of payments by the Company, in its capacity as Trustee, of legal fees and other expenses pertaining to bond issuances in default. These receivables do not include expenses pertaining to the Stevens Bankruptcy Proceeding (see "Part II - Item 1: Legal Proceedings"). Based on past experience, with the exception of the Stevens Bankruptcy Proceeding, the Company believes it will fully recover these receivables. The decrease in the note receivable was due to the receipt of net payments totaling $92,581. The Company's net property and equipment decreased from $705,426 on March 31, 2002, to $684,833 on December 31, 2002. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of replacement computer equipment and software for employees and building improvements. The Company believes that existing cash reserves will cover capital expenditure requirements for the foreseeable future.


         New Accounting Pronouncements
         -----------------------------

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired
p16


         in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective April 1, 2002 the Company complied with the provisions of statement 142 which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. During the second quarter ended September 30, 2002 management finalized the first of the required impairment tests of goodwill and is of the of the opinion that there has been no impairment.

         Statement 142 will also require that identifiable intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Since the Company's only intangible is Goodwill, the adoption of this standard did not have a material impact on the operations or financial position of the Company.

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

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discounted operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on April 1, 2002 did not have a material impact on the Company's financial position.

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

         In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after
p17


         June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have an impact on the Company's financial position and results of operations.

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

         A. On March 19, 2001, Stevens Financial Group, Inc. ("Stevens") filed a Voluntary Petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona (Case No. 01-03105-ECF-RTB) (the "Stevens Bankruptcy Proceeding"). The Company served as Trustee under seven Trust Indentures (the "Stevens Trust Indentures") which secured obligations of Stevens under certain Time Certificates and Fixed Rate Investments. Stevens has defaulted on all outstanding Time Certificates and Fixed Rate Investments.

p18


         On February 1, 2002, a Complaint (Adv. No. 01-1319) (the "Adversary Proceeding") was filed against the Company and other parties in the Stevens Bankruptcy Proceeding by the Trustee for the Estate of Stevens. In its Complaint against Colonial, the Trustee alleged that Colonial failed to perform its duties as Trustee under the Stevens Trust Indentures by, among other things, allegedly failing to (a) establish and maintain separate trusts under each Indenture, (b) take appropriate action upon the occurrence of defaults under the Indentures, and (c) prepare and deliver appropriate reports to the Stevens investors. In the Complaint, the Trustee also alleged that Colonial breached fiduciary duties to the Stevens investors by allegedly failing to (i) apply the collateral standards set forth in the Indentures, (ii) establish and maintain separate trusts, (iii) obtain and perfect security interests in the collateral described in the Indentures, (iv) declare defaults under the Indentures because of the lack of adequate collateral, (v) prohibit unauthorized transfers of the collateral in violation of the Indentures, (vi) advise the investors of Stevens' defaults under the Time Certificates and Indentures, and (vii) properly report to investors. The Complaint sought a judgment against Colonial in the amount of $40 million for its alleged failure to perform its contractual duties under the Trust Indentures and a judgment in an amount equal to the amount invested in Time Certificates and Fixed Rate Investments for Colonial's alleged breach of fiduciary duties; the Trustee alleged in the Complaint that a total of approximately $92.6 million in Time Certificates and Fixed Rate Investments were purchased in the aggregate by the Stevens investors. Prior to settling the claims set forth in the Compliant (as described in more detail below), the Company filed an Answer denying all material allegations and submitted a claim to its E&O insurance carrier based on the claims asserted in the Adversary Proceeding.

         On December 4, 2002, an Order Approving Global Compromise with Adversary Defendants was entered in the Adversary Proceedings (the "Order"). The Order approved a Settlement Agreement between Stevens (the reorganized debtor), Stevens' Bankruptcy Estate, the Trustee for such Bankruptcy Estate (the "Trustee"), Stevens' investors who voted to accept Stevens' Amended Reorganization Plan (collectively, the "Settling Plaintiffs"), Colonial, Colonial's E&O insurance carrier, Stevens' former accountants (Harnden & Hamilton, P.C.), the guarantor of certain of the Time Certificates and Fixed Rate Investments (First Financial Trust Company, Inc.), certain broker-dealers involved in the sale of Stevens' securities (including Greystone Securities Corporation), certain former insiders of Stevens (including Clarence Stevens, Patrick Robarge and Damian Sinclair) and certain other third parties (the "Settlement Agreement"). Pursuant to the Settlement
         Agreement, Colonial paid $100,000 to the Trustee, and the other settling defendants agreed to make payments to the Trustee in various amounts, which payments were funded in January 2003. Additionally, the Settling Plaintiffs and the other settling defendants all released Colonial and the other settling defendants from any and all claims and liabilities relating to Stevens or the Adversary Proceeding. Stevens (the reorganized debtor) and the Stevens Bankruptcy Estate also indemnified Colonial and the other settling defendants against any contribution or indemnity claims that may be brought by parties who are not a party to the Settlement Agreement. The Order also released any other potential claims by third parties subject to the Court's jurisdiction against Colonial and the other settling defendants.

         In addition to the above, the Company incurred additional costs (primarily defense costs) of approximately $348,000 through December 31, 2002 in connection with the Stevens Bankruptcy Proceeding and the Adversary Proceeding. The above figure gives effect to approximately $110,000 in defense cost reimbursements from the Company's E&O carrier, which costs were recorded as a general and administrative expense.


         B. On September 18, 2002, the Personal Representative of the Estate of Dorothy C. Long and certain other parties filed a Petition for Surcharge and a Petition for Removal of Trustee and Appointment of Successor Trustee against the Company (the "Petition"). In the Petition, Plaintiffs alleged that the Company breached certain duties in connection with a loan procured to pay certain federal estate taxes. The Plaintiffs have alleged that the Company is liable for $210,929, as well as certain expenses, accounting fees, attorneys' fees and costs as a result of its alleged breaches. The Company has filed an Objection to the Petition denying all material allegations of the Petition, a Counter-Petition (against the Personal Representative of the Estate) and a Third-Party Complaint (against counsel for the Personal Representative of the Estate) in the above matter. Given the preliminary stage of the above claim, it is not presently possible to estimate the probability or range of potential loss to the Company. The financial statements do not include any adjustments that might result from the ultimate outcome of the above claim.

         Item 2:  Changes in Securities

                  None.

         Item 3:  Default Upon Senior Securities

                  None.

         Item 4:  Submission of Matters to a Vote of  Security Holders

                  None.

         Item 5:  Other Information

                  In December 2002, the Company was named successor trustee with respect to an irrevocable trust having a total market value of approximately $121 million. The income beneficiary is an 86 year-old individual. For its services as trustee, the Company will receive an annual fee equal to 1.0% of the first $1 million of trust assets and 0.50% of the remaining trust assets. Such fees are computed monthly, based on the month end market value, calculated at 1/12 of the annual rate, and charged to the trust account. The Company began receiving a partial fee on this account in January 2003 and expects to receive the full monthly fee in February 2003. The Company also expects to incur expenses of between 55% and 60% of its gross fees in the first year of its service as trustee. Thereafter, the Company's expenses will in all likelihood be less than 40% of the projected revenues. This trust can, under certain circumstances, be transferred to a successor trustee; however, Colonial is assured of receiving its full fees through December 2003. There is no assurance concerning how long the Company will serve as trustee of the above trust, the expenses the Company will incur in connection with the administration of the account, or how market fluctuations will effect the values of the securities held as assets in the trust.

         Item 6:  Exhibits and Reports on Form 8-K:

         (a)      Exhibit No  Description

                  99(a)       Risk factors
                  99.1        Certification pursuant to 18 U. S. C. Section 1350
                  99.2        Certification pursuant 18 U. S. C. Section 1350

         (b)      Reports on Form 8-K:

                  The Company filed a Form 8-K on December 23, 2002 relating to an Order Approving Global Compromise with Adversary Defendants. The order approved a Settlement Agreement between Stevens Financial Group Inc. and various other parties including the Company. See "Part II-Item 1: Legal Proceedings" of this Form 10-QSB.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                COLONIAL TRUST COMPANY

         DATE:  February 14, 2003                      BY:   /s/ John K. Johnson
         -----  -----------------                            -------------------
                                                   John K. Johnson
                                                   Its:   President
         DATE:  February 14, 2003                      BY:   /s/ Ian B. Currie
         -----  -----------------                            -------------------
                                                   Ian B. Currie
                                                   Its:   Controller & Treasurer

       CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John K. Johnson, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Colonial  Trust
     Company;

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

Date:  February 14, 2003
                                           /s/ John K. Johnson
                                           --------------------
                                           John K. Johnson
                                           President and Chief Executive Officer
p21


       CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian B. Currie, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-QSB of Colonial  Trust
     Company;

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

Date:  February 14, 2003


                                                        /s/ Ian B. Currie
                                                        -----------------
                                                        Ian B. Currie
                                                        Controller and Treasurer