Form 10KSB
period 2003-03-31
COLONIAL TRUST CO /AZ
filed 2003-06-30
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2003
                    ----------------------------------------


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


     Issuer's revenue for its most recent fiscal year: $4,161,886.


     Based on the average of the bid and asked prices of the Registrant's Common Stock on June 4, 2003 ($3.50), the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $2,231,411 as of June 4, 2003.


     As of June 4, 2003, 757,884 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                         Page

PART I

           Item  1:  Description of Business                              4

           Item  2:  Description of Properties                           13

           Item  3:  Controls and Procedures                             13

           Item  4:  Legal Proceedings                                   14

           Item  5:  Submission of Matters to a Vote of
                     Security Holders                                    14



PART II

           Item  6:  Market for Common Equity and Related
                     Stockholder Matters                                 14

           Item  7:  Management's Discussion and Analysis
                     or Plan of Operation                                15

           Item  8:  Financial Statements                                25

           Item  8.a:Qualitative Risks                                   44

           Item  9:  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                44



PART III

           Item 10:  Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act                   44

           Item 11:  Executive Compensation                              47

           Item 12:  Security Ownership of Certain Beneficial
                     Owners and Management                               51


           Item 13:  Certain Relationships and Related
                     Transactions                                        52

           Item 14:  Exhibits and Reports on Form 8-K                    52

                                     PART I


Item 1.    Description of Business.


           Forward Looking Statements

     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation and does not intend to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business-Growth Plans," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.


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

           Business Segments

The Company currently has two business segments: Corporate Trust and Wealth Management Group(previously named the Personal Trust division of the Company). The Corporate Trust segment provides services including serving as trustee for individual retirement accounts ("IRA's") and trustee for bond offerings of churches and other non-profit organizations. The Company presently is primarily engaged in serving as trustee and paying agent on bond programs of churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond programs of for-profit organizations. However, the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without the unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. Through its Wealth Management Group segment, the Company provides traditional investment management, administration and custodial services for customers with trust assets. This segment also serves as trustee or custodian for IRA Accounts.




           Corporate Trust Segment
           -----------------------

           Bond Offering Services

     Historically, the Company's primary business has been serving as trustee and paying agent for bond offerings of churches and other non-profit organizations. The majority of these bonds are sold by broker/dealers in offerings that are exempt from registration under federal and state securities laws.

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

     As of March 31,2003, the Company had served as trustee and/or paying agent and/or escrow agent for 876 bond offerings totaling approximately $793 million in original principal amount. The foregoing includes a total of 39 bond offerings in original principal amount of approximately $66 million originated in the fiscal year ended March 31, 2003. The Company's revenues from these activities represented approximately 45% of the Company's aggregate revenues for the year ended March 31, 2003. See "Item 7-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years
Ended March 31, 2003 and 2002."

     As of March 31, 2003, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers originated bonds representing approximately 80% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ended March 31, 2003, 3 broker/dealers originated 100% of the aggregate principal amount of all new bond issues. The Company's ability to generate bond-servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

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

     At March 31, 2003, the Company was serving as trustee for approximately 10,127 IRA's with an aggregate value of approximately $184 million. Revenue from the Company's activities in this area represented approximately 13% of the Company's aggregate revenues for the year ended March 31, 2003. See "Item 7-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2003 and 2002."

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


           Wealth Management Group Segment
           -------------------------------

     The Wealth Management Group segment provides traditional investment management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA's and trustee for managed IRA's. At March 31, 2003, the Wealth Management Group segment served as trustee or agent for 650 trust, other accounts, or investment agency accounts with a fair market value of approximately $235 million, and served as custodian or trustee for approximately 293 IRA's with a fair market value of approximately $55 million.

     The Wealth Management Group segment generates revenues based on two fee structures. The first fee structure represents a percentage of the fiduciary assets which the Company holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value. The second fee structure relates to an annual minimum fee that was established to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA's. Minimum fees are assessed monthly based on 1/12th of the published annual minimum.

     The Wealth Management Group segment is party to an investment advisory agreement dated December 1998 with Hackett Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, this business segment designates HIA, and HIA serves for the Company, as investment advisor on a portion of the investment accounts of the Wealth Management Group segment. HIA further refers to the Wealth Management Group segment all business opportunities for which an independent corporate fiduciary is necessary or appropriate. The Wealth Management Group segment pays HIA 30% of the gross fees collected by the Company from the segment's investment management accounts receiving HIA advisory services. The basic term of the agreement with HIA expired on December 31, 2000 and is presently continuing on a month-to-month basis.

     The Wealth Management Group segment was previously party to an investment advisory agreement dated June 3, 1999 with Feldman Securities Group, L.L.C. ("FSG"). This agreement was terminated on March 31, 2003 and FSG was replaced by Meridian Investment Management (MIM). Pursuant to this agreement, this segment designates MIM, and MIM serves as investment advisor, on a portion of the designated investment accounts of the Wealth Management Group segment. The Company pays MIM 22% of the fees collected for managed assets. The initial term of the agreement expires on March 31, 2004.

     The profitability of the Wealth Management Group segment is largely dependent on the Company's ability to meet the needs of its market segment. Such needs vary widely and are determined in large part by the terms of the governing trust documents. Where applicable, the Wealth Management Group segment retains legal, investment, tax and other advisors to fulfill its responsibilities. Revenues from the Wealth Management Group segment represented approximately 40% of the Company's aggregate gross revenues for the year ended March 31, 2003. See "-Growth Plans" and "Item 7: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2003 and 2002."


           Growth Plans

     The Company expects that its non-profit bond servicing operations will continue to decline, while it intends to attempt to expand its IRA servicing operations, and its traditional trust and investment agency servicing operations. Although the Company may make additional acquisitions in the event opportunities arise on favorable terms, the Company anticipates that expansion will result primarily from internal development.

     The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2004 compared to its revenues from such activities in the fiscal year ended March 31,2003 due to a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent as well as a continuing high level of bond calls due to low interest rates and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. See "Item 7:
Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2003 and 2002." Due to the increased attractiveness of traditional loans, the Company is considering attempting to take the necessary steps to allow it, directly or through an affiliate, to offer loans to non-profit entities that prefer traditional loan financing to bond financing. There may be no assurance that the Company will provide traditional loan financing at any time in the future.


     The Company intends to attempt to expand its IRA servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship. There may be no assurance that the Company will be successful in its efforts to increase IRA servicing revenues. See " Item 7: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 2003 and 2002."

     The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See " Item 7: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2003 and 2002."

     The Wealth Management Group entered into an affiliation agreement with PlanMember Service Corporation of Carpinteria ("PSC"), California, on March 11, 2003, wherein the Wealth Management Group and PlanMember Service Corporation will cooperatively work to develop mutual retirement plan service arrangements with sponsoring employers in Colonial's Arizona market. Colonial will serve as the directed trustee in company sponsored 401(k) plans and PSC will provide investment, administrative, and recordkeeping services. Management expects the retirement plan services revenue component to become a significant portion of the earnings of the Wealth Management Group over the next three years, although the Company has not generated any revenues to date and there may be no assurance what revenues may be realized in the future from these services. No additional staff will be required during fiscal year 2004 to sell or service the accounts resulting from this affiliation.

     The Company intends to consider and analyze potential merger, going private
or  other  strategic   opportunities  that  may  benefit  the  Company  and  its
stockholders.

     The foregoing discussion entitled "Growth Plans" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the continued employment of key management; the Company's success in marketing its existing relationships with broker/dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the Company's success in providing traditional loan financing to non-profit entities, should it commence such activities; the continuation of the Company's investment advisory agreements with MIM and HIA, finding a suitable replacement investment advisor for WIS and their success in managing the trust and IRA's for which they provide services; the Company's success in servicing 401(k) accounts; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; the Company's ability to procure E&O insurance with appropriate coverage levels and other terms; a change in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business; and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."


           Competition

     The Company's primary competitors in the non-profit bond servicing business are Reliance Trust Company, Herring National Bank, American Church Trust Company and Trust Management Inc. Some of these companies have significantly greater financial and other resources than the Company. Increased success by these competitors or increased competition from additional sources could have a material adverse effect on the Company's financial condition and results of operations. The Company is also competing with traditional lenders, who are offering traditional loans to non-profit entities at interest rates and with other terms that are competitive to those offered through bond financings. Such traditional loans have had an adverse impact on the revenues of the Company's Corporate Trust segment and are anticipated to negatively impact the revenues of such segment in the foreseeable future.

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

     The Company competes with the trust departments of large banks (and other financial institutions) and, to a lesser extent, with other independent trust companies for trust account and investment agency account business. Although the Company has focused its efforts on trust accounts, which are smaller than those typically serviced by large banks, increased competition by large banks for these accounts and/or increased success by other independent trust companies could have a material adverse impact on the Company's financial condition and results of operations. The large banks, and some of the independent trust companies located in the Phoenix area, have significantly greater financial and other resources than the Company.

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

     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 on March 31, 2003. Arizona law also requires that $500,000 of such net capital must meet the Department's liquidity requirements. At March 31, 2003, $506,377 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these requirements from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

     Under legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002, the Company may in certain circumstances be required to maintain additional capital in excess of the capital requirements described immediately above. Specifically, the Company will be required to have additional capital of $250,000 for every $750 million of "non-discretionary assets" and additional capital of $250,000 for every $250 million of "discretionary assets." The term "non-discretionary assets" is defined as "... those assets in which the trust company must obtain from the customer, broker or investment advisor specific direction and instructions regarding both investment strategies and investment executions." The term "discretionary assets" is defined as "... those assets in which the trust company has the unilateral authority to determine investment strategies and execute investment transactions without seeking the concurrence, approval or authority from the customer or any other external party." Additionally, this legislation requires that any trust company whose most recent composite rating from the Arizona Banking Superintendent was "four" as defined in the revised uniform interagency trust rating system must maintain an additional $250,000 in capital, and that any trust company whose most recent composite rating from the Arizona Banking Superintendent was a "five" as defined in the above rating system must maintain an additional $500,000 in capital. One-half of any additional capital required by such legislation must be "liquid capital."

     The Company believes that approximately $317 million of the funds which it held in the ordinary course of business at March 31, 2003 would be classified as "non-discretionary" assets and approximately $173 million of the funds which it held in the ordinary course of business at March 31, 2003 would be described as "discretionary" assets. The Company also does not believe that its discretionary or its non-discretionary assets will grow in the foreseeable future to the levels, that will require additional capital. However, there may be no assurance that the Arizona Banking Department will agree with the Company's classification of its assets as non-discretionary or discretionary, and to date no regulations or interpretations concerning these provisions have been issued by the Arizona Banking Department. Additionally, although the Company does not believe that it is likely to receive a "four" or "five" composite rating from the Arizona Banking Superintendent in the foreseeable future, there may be no assurance in this regard. The Company believes that it would be able to procure any additional capital that might be required in the foreseeable future as a result of the above requirements from existing cash balances, from anticipated cash flow from operating activities, from funds available under the Company's Master Note with its former parent, Church Loans & Investments Trust, or from utilization of a $200,000 Line of Credit which the Company recently established. See "Item 7: Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."


     In the event the Company is required to have additional capital, including additional liquid capital, for one of the above purposes, the Company believes that this requirement can be satisfied from funds available under the Master Demand Note, cash flow from operations, collection of receivables or borrowings secured by the Company's building.

     Arizona law also requires the Company to maintain a fidelity bond against dishonesty, fraud, theft, embezzlement and other similar insurable losses. Under legislation, which became effective on August 9, 2001, this fidelity bond must be in the minimum amount of $2.1 million. The fidelity bond must also be adequate in relation to the Company's potential exposure. The Company believes that it has been in compliance with these requirements to date and will continue to be in compliance with these requirements in the future, including the fidelity bond requirements imposed by the new legislation.

     Arizona law also requires the Company to maintain errors and omissions insurance of at least $500,000. This insurance must also be adequate in relation to the Company's potential exposure. The Company maintains errors and omissions insurance of $5,000,000. However, the Company's E&O insurance for the period commencing on September 1, 2002 excludes coverage for new claims submitted by the Company after September 1, 2002 that relate to the period prior to September 1, 2002. The Company has reserved its rights with respect to the insurance agent that procured such coverage, and the Company is not aware of any potential claims that relate to the period prior to September 1, 2002. However, claims could be asserted against the Company that relate to the period prior to September 1, 2002, and the Company may be unsuccessful in its attempts to procure coverage for such claims. Additionally, although the Company intends to attempt to procure E&O coverage without an exclusion for claims prior to September 1, 2002 when it renews its E&O policy on or about September 2003, there may be no assurance that the Company will be successful in doing so. Finally, the Arizona Banking Department has informed the Company that the exclusion in its E&O coverage for new claims relating to the period prior to September 1, 2002 does not comply with Banking Department requirements, which could subject the Company to one of the remedies described immediately below, including suspension or revocation of its certificate with the Banking Department.

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


           Employees

     At March 31, 2003, the Company employed 47 people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.




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

Item 4.    Legal Proceedings.

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the event mentioned below, will not have a material adverse effect on the financial condition or results of operations of the Company.

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company served as trustee. The personal representative has alleged that the Company breached its duties as trustee in connection with the Trust. The personal representative seeks damages of $200,000, plus its costs and attorneys' fees in the litigation, and has also requested that the Company be removed as trustee of the Trust. The Company has filed a counter-petition against the personal representative of the Trust and has also filed a third-party complaint against counsel for the Trust.

     Some discovery has been conducted in the above litigation, but considerable additional discovery remains to be completed. In light of the status of the above litigation, management is unable to determine the potential outcome of the above litigation or the range of the potential loss, if any, to the Company. The terms of the Company's trust agreement allow the Company to be reimbursed for its costs and expenses (including attorneys' fees) in the litigation from trust assets, and the Company has been reimbursed for its costs and expenses (including attorneys' fees) to date in the litigation from trust assets.
However, there may be no assurance whether the Company will ultimately be responsible for costs and expenses (including attorneys' fees) incurred by it to date or incurred by it in the future in the above litigation.

              Stevens Bankruptcy Proceeding Settlement

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


Item 5.    Submission of Matters to a Vote of Security Holders.

     None.


                                     Part II


Item 6.    Market for Common Equity and Related Stockholder Matters.

     On June 4, 2003, the Company had approximately 1,692 stockholders of record. There is no established public trading market for the Company's Common Stock. The Company does not expect to pay dividends in the foreseeable future but instead intends to retain future earnings, if any, to increase stockholders' equity and to satisfy the capital and liquidity requirements of the Arizona Banking Department. See " Item 1: Business-Regulation, Licensing and Supervision".

     Initial purchases and sales of the Company's Common Stock occurred in January 1991. See "Item 1: Description of Business." The high and low sales prices for the Company's Common Stock during the year ended March 31, 2003, were $3.50 and $2.00 per share. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.


Item 7.    Management's Discussion and Analysis or Plan of Operation

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

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures , which are discussed in note 1 of the Company's financial statements. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.



           Results of Operations for the Years Ended March 31, 2003 and 2002

     The Company had net earnings of $75,644, or $.10 diluted earnings per share, for the fiscal year ended March 31, 2003, compared to a net loss of $82,759, or $.11 diluted loss per share, for the fiscal year ended March 31, 2002. The Company had total revenue of $4,161,886 for the fiscal year ended March 31, 2003, compared to total revenues of $3,865,501 for the fiscal year ended March 31, 2002, an increase of 8%.

                        Corp. Trust  Wealth Mgmt     Other        Total
                        -----------  -----------    -------     --------
            2003
Bond Servicing Revenue   $1,874,098         --           --     $1,874,098
IRA Servicing Fees          553,520   $  292,866         --        846,386
Trust Income                   --      1,369,130         --      1,369,130
Interest & Other Income        --           --     $   72,272       72,272
                         ----------   ----------   ----------   ----------
                         $2,427,618   $1,661,996   $   72,272   $4,161,886
                         ==========   ==========   ==========   ==========
General & Administrative
Expenses                 $1,656,748   $1,215,175   $1,169,222   $4,041,145
                         ==========   ==========   ==========   ==========


            2002

Bond Servicing Revenue   $1,929,990         -            -      $1,929,990
IRA Servicing Fees          606,981     $257,962         -         864,943
Trust Income                   -         984,582         -         984,582
Interest & Other Income        -            -         $85,986       85,986
                         ----------   ----------   ----------   ----------
                         $2,536,971   $1,242,544      $85,986   $3,865,501
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,750,689   $1,063,647   $1,175,130   $3,989,466
                         ==========   ==========   ==========   ==========


            2001
Bond Servicing Revenue   $2,429,902         --           --     $2,429,902
IRA Servicing Fees          558,730   $  280,988         --        839,718
Trust Income                   --        866,389         --        866,389
Interest & Other Income        --           --     $   88,446       88,446
                         ----------   ----------   ----------   ----------
                         $2,988,632   $1,147,377   $   88,446   $4,224,455
                         ==========   ==========   ==========   ==========

General & Administrative
Expenses                 $1,499,462   $  869,910   $1,277,067   $3,646,439
                         ==========   ==========   ==========   ==========



     The Corporate Trust segment's revenue decreased to $2,427,618 for the fiscal year ended March 31, 2003, compared to $2,536,971 for the fiscal year ended March 31, 2002, a decrease of 4%. The Wealth Management Group segment's revenue increased to $1,661,996 for the fiscal year ended March 31, 2003, compared to $1,242,544 for the fiscal year ended March 31, 2002, an increase of 34%.

     The Corporate Trust segment's bond servicing revenue decreased to $1,874,098 for the fiscal year ended March 31, 2003, compared to $1,929,990 for the fiscal year ended March 31, 2002, a decrease of 3%. The decrease in bond servicing revenue was primarily attributable to the following factors. First, interest earnings on investments were approximately $220,000 less than the previous year due to lower interest rates and generally lower investment balances generating these earnings in the current year. The Company's investment balances fluctuate depending upon the number of new bond issuances originated in the period approximately 12 months prior thereto for which the Company serves as trustee and paying agent. The Company's lower investment balances in the current year therefore reflect a reduction in the number of new bond issuances in which the Company serves as trustee and paying agent that were originated in the prior year, compared to earlier years. The reduction in the number of new bond issuances in the prior year was due to a loss of market share by the Company in trustee and paying agent services and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. Additionally, bond issuer re-financings into traditional loans or other products that do not generate fees for the Company continued to negatively impact bond servicing revenues. The above factors are expected to continue to negatively impact such revenues in the foreseeable future. Second, sinking fund late fee income was approximately $87,000 less than the previous year due to a smaller number of payoffs of receivables and/or collections of fees owed, as well as a change in the policy of charging late fees from each month the payment is delinquent to the first month the payment is more than 30 days late. The following factors partially offset this decrease in bond servicing revenue. First, municipal bond servicing fee income in the current year increased approximately $67,000 compared to income from such activities in the prior period due to the collection of fees on two issues, which are in default. It is presently uncertain whether future fees on these issues will be collectible. Additionally, approximately $26,000 of the prior year's municipal bond servicing fee income was classified in the Wealth Management Group segment. Second, approximately $60,000 more past due annual maintenance fee income was collected in the current year as compared to past due fees collected in the prior year. Third, approximately $32,000 of fee income was collected in the current year as additional income because interest rates on earnings were less than the minimum of 4% allowed for under the fee schedule within the indentures of Corporate Trust issues. No fees of this nature were recognized in the previous year. These fees will continue to be earned while interest rates remain low. Fourth, approximately $22,000 in more bond printing fee income was generated this year as compared to last year. Fifth, $30,000 in miscellaneous trust income was earned from the restructuring of a bond issue in the current year as compared to the prior year. Other minor differences account for the remaining net decrease in bond servicing income.

     The Company is serving as trustee and paying agent on 39 bond offerings in the original principal amount of approximately $66 million which were originated in the fiscal year ended March 31, 2003, compared to 43 bond offerings in the original principal amount of approximately $42 million which were originated in the fiscal year ended March 31, 2002. Additionally at March 31, 2003, the Company was serving as trustee and paying agent on 480 bond offerings totaling approximately $431 million in original principal amount; at March 31, 2002, the Company was serving as trustee and paying agent on 513 bond offerings totaling approximately $452 million in original principal amount. The Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2004 compared to its revenues from such activities in the recently-completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent, although the magnitude of such decrease will be dependent upon the strength of the non-profit bond market, the amount of market share which the Company is able to garner, competition from traditional lenders and other factors which are not presently ascertainable.

     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $553,520 for the fiscal year ended March 31, 2003, compared to $606,981 for the fiscal year ended March 31, 2002, a decrease of 9%. The net decrease in revenue from Corporate Trust segment IRA servicing activities was primarily due to a reduction in earnings caused by lower interest rates, which more than offset the increase in investment balances generating these earnings in the current year. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $292,866 for the fiscal year ended March 31, 2003, compared to $257,962 for the fiscal year ended March 31, 2002, an increase of 14%.

     At March 31, 2003, the Corporate Trust segment was servicing 10,127 IRA's with an aggregate value of approximately $184 million, and the Wealth Management Group segment was servicing 293 IRA's with an aggregate value of approximately $55 million. At March 31, 2002, the Corporate Trust segment was servicing 9,899 IRA's with an aggregate value of approximately $168 million, and the Wealth Management Group segment was servicing 247 accounts with an aggregate value of approximately $50 million.

     The Wealth Management Group segment's trust income increased to $1,369,130 for the fiscal year ended March 31, 2003, compared to $984,582 for the fiscal year ended March 31, 2002, an increase of 39%. At March 31, 2003, the Wealth Management Group segment was serving as trustee or agent for 650 trust, investment accounts, or other accounts with a fair market value of approximately $235 million. At March 31, 2002, the Wealth Management Group segment was serving as trustee or agent for 678 trust, investment accounts, or other accounts with a fair market value of approximately $125 million. The increase in the Wealth Management Group segment's trust income was partly due to the earning of a full year's revenue in a new significant trust relationship in the current fiscal year, as compared to a partial year's revenue in the prior fiscal year, and secondly due to an increase in the value of accounts of another new significant trust relationship, which more than offset a reduction in the number of accounts serviced by the segment, In particular, the first additional new trust relationship commenced in January 2002, and the other of which commenced in January 2003.

     Interest & Other Income decreased to $72,272 for the fiscal year ended March 31, 2003, compared to $85,986 for the fiscal year ended March 31, 2002, a decrease of 16%. The decrease was primarily attributable to reduced interest rates on investment balances, in the current year, a one-time systems conversion fee attributable to a new registrar and disbursing agency account occurring in the prior year, partially offset by larger interest earnings on receivables collected in the current year.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,656,748 for the fiscal year ended March 31, 2003, compared to $1,750,689 for the fiscal year ended March 31, 2002, a decrease of 5%, and decreased to 68% of segment revenues for the fiscal year ended March 31, 2003, compared to 69% of segment revenues in the fiscal year ended March 31, 2002. This decrease was largely attributable to approximately $206,000 less in expenses incurred in the current year as compared to the prior year in connection with the Stevens bankruptcy proceeding and the litigation filed against the Company related thereto. Pursuant to the Settlement Agreement, Colonial paid $100,000 to the Trustee, and the other settling defendants agreed to make payments to the Trustee in various amounts, which payments were funded in January 2003. Additionally, the Settling Plaintiffs and the other settling defendants all released Colonial and the other settling defendants from any and all claims and liabilities relating to Stevens or the Adversary Proceeding. Stevens (the reorganized debtor) and the Stevens Bankruptcy Estate also indemnified Colonial and the other settling defendants against any contribution or indemnity claims that may be brought by parties who are not a party to the Settlement Agreement. The Order also released any other potential claims by third parties subject to the Court's jurisdiction against Colonial and the other settling defendants.

     The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $1,215,175 for the fiscal year ended March 31, 2003, compared to $1,063,647 for the fiscal year ended March 31, 2002, an increase of 14%, but decreased to 73% of segment revenues for the fiscal year ended March 31, 2003, compared to 86% of segment revenues for the fiscal year ended March 31, 2002. This decrease was largely attributable to a relatively smaller increase in Wealth Management Group segment expenses as compared to the increase in segment revenues, primarily due to the addition of two trust relationships, one which commenced in January 2002 and the other of which commenced in January 2003.

     The Company's effective income tax rate was 37% for the fiscal year ended March 31, 2003.

     Results of Operations for the Years Ended March 31, 2002 and 2001

     The Company had a net loss of $82,759, or $.11 diluted loss per share, for the fiscal year ended March 31, 2002, compared to net earnings of $341,048, or $.46 diluted earnings per share, for the fiscal year ended March 31, 2001, a decrease in net earnings of 124%. The Company had total revenue of $3,865,501 for the fiscal year ended March 31, 2002, compared to total revenue of $4,224,455 for the fiscal year ended March 31, 2001, a decrease of 9%.


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

     Revenue from the Corporate Trust segment's IRA servicing activities increased to $606,981 for the fiscal year ended March 31, 2002, compared to $558,730 for the fiscal year ended March 31, 2001, an increase of 9%. Revenue from the Wealth Management Group segment's IRA servicing activities decreased to $257,962 for the fiscal year ended March 31, 2002, compared to $280,988 for the fiscal year ended March 31, 2001, a decrease of 8%.

     At March 31, 2002, the Corporate Trust segment was servicing 9,899 IRA's with an aggregate value of approximately $168 million, and the Wealth Management Group segment was servicing 247 IRA's with an aggregate value of approximately $50 million. At March 31, 2001, the Corporate Trust segment was servicing 9,710 IRA's with an aggregate value of approximately $170 million, and the Personal
Trust segment was servicing 230 accounts with an aggregate value of approximately $47 million. At March 31, 2002, approximately $19 million loss in value of investments in Corporate Trust segment IRA's was written off due to the Stevens Bankruptcy Procedure.

     The Wealth Management Group segment's trust income increased to $984,582 for the fiscal year ended March 31, 2002, compared to $866,389 for the fiscal year ended March 31, 2001, an increase of 14%. At March 31, 2002, the Wealth Management Group segment was serving as trustee or agent for 678 trust, investment accounts, or other accounts with a fair market value of approximately $125 million. At March 31, 2001, the Wealth Management Group segment was serving as trustee or agent for 580 trust, investment accounts, or other accounts with a fair market value of approximately $149 million.

     Interest & Other Income decreased to $85,986 for the fiscal year ended March 31, 2002, compared to $88,446 for the fiscal year ended March 31, 2001, a decrease of 3%. The decrease was primarily attributable to reduced interest rates on investment balances.

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

     The foregoing discussion contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referral for the Company; the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with HIA, and its success in managing the trust and investment agency accounts for which it provides services; the Company's success in servicing 401(k) accounts; finding a suitable replacement investment advisor for WIS; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; the Company's ability to procure E&O insurance with appropriate coverage levels and other terms; and changes in rules and regulations adversely impacting the Company's business segments.


           Liquidity and Capital Resources


     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 on March 31, 2003. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and which the Company became subject to on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision." At March 31, 2003, $506,377 of the Company's net capital met the Department's liquidity requirements.

     The Company's cash and cash equivalents increased from $166,592 on March 31, 2002, to $243,048 on March 31, 2003, and the note receivable increased from $324,156 on March 31, 2002, to $353,635 on March 31, 2003. The increase in the cash and cash equivalents was primarily due to net earnings of approximately $71,000. The increase in the note receivable was due to net advances under the note of approximately $19,000. The Company's net property and equipment decreased from $705,426 on March 31, 2002, to $665,503 on March 31, 2003. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of replacement computer equipment and software for employees.

     The Company believes that it will be able to satisfy its regulatory capital, working capital and capital expenditure requirements for the foreseeable future from existing cash balances, anticipated cash flow from operating activities, from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust, and if necessary, the utilization of a $200,000 Line of Credit(LOC) from Bank One, established on January 2, 2003. There have been no advances under the LOC, and unless renewed this facility will terminate on December 15, 2003. The Company intends to consider and analyze potential merger, going private or other strategic opportunities that may benefit the Company and its stockholders.

           Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     Effective April 1, 2002 the Company complied with the provisions of statement 142 which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement.

     In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. During the year ended March 31, 2003 management evaluated the un-amortized goodwill and concluded that in its opinion there has been no impairment. As of the date of adoption, the Company had un-amortized goodwill in the amount of $104,729, which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0 and $12,182 and $12,170 for the years ended March 31, 2003, 2002 and 2001, respectively. The impact of adopting these Statements did not have a material affect on, nor was any transitional impairment loss required to be recognized in, the Company's financial statements for the year ended March 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Statement No. 144 also supersedes the accounting and reporting revisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on April 1, 2002 did not have a material impact on the Company's financial position.


     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an effect on the Company's financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.



           Risk Factors

           Lack of Liquidity of the Company's Common Stock


     The Company's Common Stock is not listed (or likely to be listed in the foreseeable future) on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Company's Common Stock. The Company will continue to attempt to match stockholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, annual trading volume in the Company's Common Stock has averaged only approximately 24,000 shares in the last two years. Therefore, a stockholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he or she need or wish to do so.

           Dependence on Key Personnel and Management of Growth

     The Company's future success will depend upon the continued services of the Company's senior management. The unexpected loss of the services of any of the Company's senior management personnel could have a material adverse effect upon the Company. The Company has entered into employment agreements with certain of its senior management. See "Item 11: Executive Compensation-Employment Agreements." The Company's future success will depend in part upon its continuing ability to attract and retain highly qualified personnel to manage the future growth of the Company. There may be no assurance that the Company will be successful in attracting and retaining such personnel. Further, the Company's ability to manage growth successfully will require the Company to continue to improve its management, financial and operational controls. Failure to do so could have a material adverse effect upon the Company's operating results and financial condition.



  Non-Profit Bond Servicing Market; Ability to Increase Bond Servicing Revenues

     The Company's future financial performance will depend in significant part upon the size of the non-profit bond market as well as the Company's ability to increase its market share for bond servicing activities. The market for bonds issued by non-profit organizations is subject to fluctuation due to a number of factors beyond the control of the Company. The Company estimates that its revenues from bond servicing activities will decrease in the fiscal year ending March 31, 2004 compared to its revenues from such activities in the recently completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent. Additionally, the Company's ability to maintain its market share will be dependent upon a number of factors of which there also may be no assurances, including the Company's ability to develop and maintain relationships with the broker/dealers who are primarily responsible for the sale of such non-profit bonds. See "-Dependence Upon Certain Business Relationships" below and "Item 1-Business Segments-Corporate Trust Segment-Bond Offering Services." Revenues from the Company's bond servicing activities accounted for approximately 45% of the Company's total revenues in the fiscal year ended March 31, 2003.



           Market for Wealth Management Group;
           Ability to Increase Wealth Management Group Service Revenues

     The Company intends for the foreseeable future to limit the activities of its Wealth Management Group segment to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 40% of the Company's total revenues in the fiscal year ended March 31, 2003. The Company's ability to continue to increase its revenues from Wealth Management Group services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service Wealth Management accounts. Additionally, at March 31, 2003, approximately 47 % of the Company's Wealth Management Group account assets were held in trust for members of two families, and such accounts accounted for approximately 12% of the Company's Wealth Management Group revenues in the fiscal year ended March 31, 2003. Loss of such revenues could have a material adverse effect on the Wealth Management Group segment and/or the Company's results of operations. See "Item 1: Business Segments-Wealth Management Group Segment."

           Dependence Upon Certain Business Relationships


     The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 2003, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers had originated bonds representing approximately 80% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ended March 31, 2003, three broker-dealers originated 100% of the aggregate principal amount of all new bond issuances. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide Wealth Management Group services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.


           Competition

     The principal business segments in which the Company is involved are highly competitive. The Company currently competes with a number of other trust companies to serve as trustee and paying agent for non-profit bond financings, including Reliance Trust Company, Herring National Bank, American Church Trust Company, and Trust Management, Inc. The Company also competes with large banks and other financial institutions for these services. Other companies that do not currently provide these services may enter this business. The Company also competes with lenders who offer traditional loans to non-profit entities.
Additionally, the Company competes with large banks and other financial institutions, including other trust companies, located in the metropolitan Phoenix area for the business of providing Wealth Management Group services. Other companies that do not currently provide these services may enter this business.

           Regulation, Licensing and Supervision; Net Capital Requirements

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Banking Department. Under applicable rules and regulations of the Arizona Banking
Department, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 at March 31, 2003. Arizona law also requires that $500,000 of the Company's net capital must meet the Department's liquidity requirements. At March 31, 2003, $506,377 of the Company's net capital met the Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001. The Company is also required to satisfy other requirements under Arizona law, including maintaining errors and omissions insurance which meets certain requirements. See "Item 1: Business - Regulation, Licensing and Supervision.". Additionally, the Arizona Banking Department retains broad discretion to suspend or revoke the certificate of or impose operational sanctions or restrictions (such as requiring the Company to raise additional capital) on any trust company subject to its jurisdiction (including the Company) upon the occurrence of certain events, including (i) the trust company's violation of any applicable law, rule or order, (ii) the trust company's failure to conduct business in a safe, sound and lawful manner, or (iii) upon the occurrence of any other event set forth in Arizona Revised Statutes Section 6-864. The Company is also required to comply with federal rules and regulations in connection with the Company's service as trustee for IRA Accounts. See "Item 1: Business - Regulation, Licensing and Supervision." Failure to comply with applicable laws could have a material adverse effect on the Company's results of operations and financial condition and could, in certain instances, affect the Company's certificate issued by the Arizona Banking Department. Failure to maintain such a certificate would require the Company to attempt to move its operations to another state, to discontinue its operations, or to attempt to merge or effect another business combination.

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


           Costs of Compliance with Sarbanes-Oxley Act of 2002

     Congress recently enacted the Sarbanes-Oxley Act of 2002, which imposes a number of additional significant and costly obligations on companies such as the Company that file periodic reports with the Securities and Exchange Commission. Compliance with the Sarbanes-Oxley Act will result in significant additional costs to the Company and will distract the Company's management from its day-to-day activities.


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




Item 8.    Financial Statements.

     The Company's audited financial statements, containing balance sheets as of March 31, 2003 and 2002, and related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2003, are set forth on the following pages.

                             COLONIAL TRUST COMPANY
                          Index to Financial Statements

                                                                 Page

Independent Auditors' Report                                       27

Balance Sheets as of March 31, 2003, and 2002                      28

Statements of Operations for the years
       ended March 31, 2003, 2002, and 2001                        29

Statements of Stockholders' Equity for
       the years ended March 31, 2003, 2002, and 2001              30

Statements of Cash Flows for the Years
       ended March 31, 2003, 2002, and 2001                        31

Notes to Financial Statements                                      32

                             Colonial Trust Company
                          Independent Auditors' Report


The Board of Directors
Colonial Trust Company:


     We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/KPMG LLP

Phoenix, Arizona
June 11, 2003

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 2003 and 2002



        Assets                                  2003         2002
                                             ----------   ----------
Cash and cash equivalents                    $  243,048      166,592
Receivables                                   1,145,631      853,256
Note receivable                                 353,635      324,156
Income taxes receivable                           5,864      111,819
Property and equipment, net                     665,503      705,426
Excess of cost over fair value acquired, net    104,729      104,729
Restricted cash                                 506,377      522,414
Other assets                                     99,436       99,382
                                             ----------   ----------

                                             $3,124,223    2,887,774
                                             ==========   ==========


        Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $  305,990      213,729
                                             ----------   ----------

                                                305,990      213,729
                                             ----------   ----------

Stockholders' equity:
     Common stock, no par value. Authorized
     25,000,000 shares; issued and outstanding
     757,884 and 729,727 shares at March 31,
     2003, and 2002, respectively
                                                689,286      614,286
     Additional paid-in capital                 506,208      506,208
     Retained earnings                        1,622,739    1,553,551
                                             ----------   ----------

               Total stockholders' equity     2,818,233    2,674,045

Commitments and contingencies
(note 9)                                     ----------   ----------
                                             $3,124,223    2,887,774
                                             ==========   ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Operations

                    Years ended March 31, 2003, 2002 and 2001



                                           2003         2002         2001
                                        ---------    ---------    ---------

Revenue:
     Bond servicing revenue             $1,874,098    1,929,990    2,429,902
     IRA servicing fees - corporate        553,520      606,981      558,730
     IRA servicing fees - wealth           292,866      257,962      280,988
     Trust income                        1,369,130      984,582      866,389
     Interest & other income                72,272       85,986       88,446
                                        ----------   ----------   ----------

            Total revenue                4,161,886    3,865,501    4,224,455

General and administrative expenses      4,041,145    3,989,466    3,646,439
                                        ----------   ----------   ----------

     Earnings (loss) before income taxes   120,741    (123,965)      578,016

     Income taxes (benefit)                 45,097     (41,206)      236,968
                                        ----------   ----------   ----------

     Net earnings (loss)                $   75,644     (82,759)      341,048
                                        ==========   ==========   ==========

Basic earnings (loss) per share         $     0.10       (0.11)         0.47
                                        ==========   ==========   ==========

Diluted earnings (loss) per share    (1)$     0.10       (0.11)         0.46
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    basic                                  743,239      730,865      723,040
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    diluted                          (1)   757,322      730,865      748,383
                                        ==========   ==========   ==========


(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 2003, 2002 and 2001

                                                                       Total
                               Common Stock      Additional            Stock-
                            ------------------   Paid-In   Retained    holders'
                            Shares    Amount     Capital   Earnings    Equity
                            --------  --------   --------  --------    ---------


Balances at March 31, 2000  755,234   $555,177   505,347   1,453,716   2,514,240


Common stock acquired and
   retired                  (42,391)         -         -    (145,795)  (145,795)

Issuance of common stock
   under stock option plan    8,000     23,734         -           -      23,734

Tax benefit on stock options
 exercised                      -            -       861           -         861

Net earnings                    -            -         -     341,048     341,048
                            -------   --------   -------   ---------   ---------

Balances at March 31, 2001  720,843   $578,911   506,208   1,648,969   2,734,088


Common stock acquired and
  retired                   (3,616)          -         -    (12,659)    (12,659)

Issuance of common stock
  under stock option plan    12,500     35,375         -           -      35,375

Net earnings (loss)               -          -         -    (82,759)    (82,759)
                            -------   --------   -------  ----------   ---------

Balances at March 31, 2002  729,727   $614,286   506,208   1,553,551   2,674,045


Common stock acquired and
  retired                   (1,843)          -         -     (6,456)     (6,456)

Issuance of common stock
  under stock option plan    30,000     75,000         -           -      75,000

Net earnings                      -          -         -      75,644      75,644
                            -------   --------   -------   ---------   ---------

Balances at March 31, 2003  757,884   $689,286   506,208   1,622,739   2,818,233
                            =======   ========   =======   =========   =========


   See accompanying notes to financial statements.


                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows

                    Years ended March 31, 2003, 2002 and 2001

                                                    2003      2002        2001
                                                   -------   -------     -------
Cash flows from operating activities:

  Net earnings (loss)                              $ 75,644  (82,759)    341,048
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities:
          Depreciation and amortization             114,958   150,636    153,353
          Deferred income taxes                       3,247  (13,422)      4,944
          Tax benefit on stock options purchased          -         -        861
          Increase (decrease) in cash resulting
             from changes in:

              Receivables                         (292,375)  (29,145)   (21,989)
              Income taxes receivable               105,955  (89,283)          -
              Other assets                             (54)  (23,211)      2,943
              Accounts payable and
                 accrued liabilities                 89,014  (91,068)    107,665
              Income taxes payable                        -         -   (46,301)
                                                   --------  --------    -------

                      Net cash provided by (used in)
                      operating activities           96,389 (178,252)    542,524
                                                   --------  --------    -------

Cash flows from investing activities:

     Payment received on note receivable            130,000   300,000    425,000
     Additions to note receivable                 (159,479) (242,649)  (428,120)
     Purchase of property and equipment            (75,035)  (47,844)   (94,124)
     Decrease (increase) in restricted cash          16,037   (6,583)   (13,275)
                                                   --------  --------  ---------

                      Net cash provided by (used in)
                      Investing activities         (88,477)     2,924  (110,519)
                                                   --------  --------  ---------

Cash flows from financing activity:

     Purchase and retirement of common stock        (6,456)  (12,659)  (145,795)
     Proceeds from issuance of common stock under
       stock option plan                             75,000    35,375     23,734
                                                  ---------   -------  ---------

                      Net cash provided by (used in)
                      Financing activities           68,544    22,716  (122,061)
                                                  --------- ---------  ---------

                      Increase (decrease) in cash
                      and equivalents                76,456 (152,612)    309,944

Cash and cash equivalents at beginning of year      166,592   319,204      9,260
                                                  ---------  --------  ---------

Cash and cash equivalents at end of year           $243,048   166,592    319,204
                                                   ========  ========  =========
Supplemental disclosures:
     Income taxes paid                             $ 16,000    61,500    300,000
                                                   ========  ========  =========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001





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

     Colonial serves as trustee under various bond indentures for issuers of bonds in 40 states and the District of Columbia. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 2003, Colonial was serving as trustee and/or paying agent and/or escrow agent for the benefit of the bondholders on 480 bond offerings totaling approximately $431 million in original principal amount. The amount of sold and un-matured bonds total approximately $319 million at March 31, 2003. Colonial also serves as a trustee of 10,127 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $184 million at March 31, 2003.

     Colonial also serves as trustee or agent, provides investment management, administration, and custodial services through its Wealth Management Group segment (previously named the Personal Trust segment). As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust, or investment agency accounts. Colonial was serving as trustee or agent for 650 accounts with a fair market value totaling approximately $235 million at March 31, 2003. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 293 accounts as custodian with a fair market value of approximately $55 million at March 31, 2003.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


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

     (c) Revenue Recognition

     Under the trust indentures with organizations issuing bonds, Colonial, for its services, principally earns revenues based on three fee structures. The first fee structure allows Colonial to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and printing costs during the first year. Additionally, an annual maintenance fee is required each succeeding year. The third fee structure entitles Colonial to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and Bond-printing costs are charged as a percentage of the related bond issuance. Colonial also receives fees for services provided as custodian for self-directed individual retirement accounts.

     The profitability of Colonial is dependent upon the ability of investment Broker/dealers to originate bond programs for which Colonial serves as trustee. At March 31, 2003, approximately 80% of the total bond issues processed were originated by 4 broker/dealers. For the year ended March 31, 2003, 3 broker-dealers had originated 100% of the aggregate principal amount of all new bond issues. At March 31, 2002, approximately 95% of the total bond issues processed were originated by 3 broker/dealers.

     In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of each account. The second fee structure relates to an annual minimum fee, which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.

     At March 31, 2003, approximately 47% of Colonial's Wealth Management Group account assets were held in trust for members of two families. The combined trust accounts approximated 12% of Colonial's Wealth Management Group revenues. At March 31, 2002, 11% of Colonial's Wealth Management Group account assets were held in trust for members of one family. The combined trust accounts approximated 6% of Colonial's Wealth Management Group revenues.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


     (d) Cash Equivalents and Concentration of Credit Risk

     Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2003 and 2002 consist primarily of money market accounts, which invest primarily in short-term government securities.

     Colonial places its cash in insured financial institutions and United States government securities with original maturities of between fifteen and sixty months.

     (e) Note Receivable

     Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impairments of notes receivable during fiscal 2003, 2002 and 2001.

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

     (g) Excess of Cost Over Fair Value Acquired (Goodwill)

     Amortization of Goodwill ceased effective April 1, 2002 in compliance with the provisions of Financial Accounting Standards Boards Statement 142. Goodwill is carried net of prior years' accumulated amortization of $78,101 at March 31, 2003 and 2002. Amortization expense for the years ended March 31, 2003, 2002 and 2001 were $0, $12,182 and $12,170, respectively [See note 1(m)].

     (h) Income Taxes

     Colonial uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (i) Computation of Earnings Per Common Share

     Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution from stock options, warrants and other common stock equivalents. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock. 23,872 options were excluded from EPS calculations at March 31, 2002 because a net loss for the year then ended caused these options to be anti-dilutive.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001

      (j) Stock Option Plan

     Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amount indicated below for the years ended March 31, 2003, 2002 and 2001:

                              2003        2002        2001
                         -----------  -----------  -----------
Net earnings (loss):
    As reported            $  75,644    $(82,759)    $ 341,048

Compensation cost,
     Net of taxes              3,999    $  10,072    $  10,932

                          ----------   ----------  -----------
Pro forma net              $  71,645    $(92,831)    $ 330,116
                          ==========   ==========  ===========

Earnings (loss) per share:
    As reported - basic    $     .10    $   (.11)    $     .47
                         ===========  ===========  ===========
    As reported - diluted  $     .10    $   (.11)    $     .46
                         ===========  ===========  ===========

    Pro forma - basic      $     .10    $   (.13)    $     .46
                         ===========  ===========  ===========
    Pro forma - diluted    $     .09    $   (.13)    $     .44
                         ===========  ===========  ===========


     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting periods ranging from zero to three years.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material impact on the Company's financial position and results of operations.

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

     During the year ended March 31, 2003 management evaluated the un-amortized goodwill and concluded that in its opinion there has been no impairment.

     As of the date of adoption, the company had un-amortized goodwill in the amount of $104,729, which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $0, $12,182 and $12,170 for the years ended March 31, 2003, 2002 and 2001, respectively. The impact of adopting these Statements did not have a material affect on, nor was any transitional impairment loss required to be recognized in, the Company's financial statements for the year ended March 31, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 amends existing guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held-for-sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on April 1, 2002 did not have a material impact on the Company's financial position.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections". This statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 nullifies emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


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


(3) Property and Equipment

    Property and equipment consists of the following:

                                2003         2002
                         -----------  -----------

       Land               $  157,241      157,241
       Building              484,508      468,292
       Furniture             205,102      195,162
       Equipment             500,048      451,169
                         -----------  -----------

                           1,346,899    1,271,864
       Less accumulated
         depreciation        681,396      566,438
                         -----------  -----------

                          $  665,503      705,426
                         ===========  ===========


(4)        Income Taxes 2003

     Income taxes (benefit) amounted to $45,097, $(41,206) and $236,968 for 2003, 2002 and 2001, respectively. The actual income taxes differ from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:

                              2003         2002        2001
                         -----------  -----------  -----------
Computed "expected"
   income tax (benefit)   $   41,052    (42,148)      196,525
State tax (benefit)
   (net of federal
   income tax benefit)         3,529     (5,493)       31,853
Other items, net                 516       6,435        8,590
                         -----------  -----------  -----------

                          $   45,097    (41,206)      236,968
                         ===========  ===========  ===========

Effective income tax rate      37.4%        33.2%        41.0%
                         ===========  ===========  ===========


                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


        Components of income taxes consist of:

                             Current     Deferred        Total
                         -----------  -----------  -----------
2003:
    Federal                $  37,116         2,634       39,750
    State                      4,734           613        5,347
                         -----------   -----------  -----------
                           $  41,850         3,247       45,097
                         ===========   ===========  ===========

2002:
    Federal                $(22,229)      (10,656)     (32,885)
    State                    (5,608)       (2,713)      (8,321)
                         -----------   -----------  -----------
                           $(27,837)      (13,369)     (41,206)
                         ===========   ===========  ===========

2001:
    Federal                $ 184,769         3,937      188,706
    State                     47,255         1,007       48,262
                         -----------   -----------  -----------

                           $ 232,024         4,944      236,968
                         ===========   ===========  ===========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2003 and 2002 are presented below:

                                                       2003         2002
                                                   -----------  -----------

Deferred tax asset-intangibles and property
  and equipment, principally due to differences
  in  amortization and depreciation                $         -  $     1,229
                                                   ===========  ===========


Deferred tax liability-intangibles and property
  and equipment, principally due to differences
  in  amortization and depreciation                $     2,018            -
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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


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

At March 31, 2003, there were 149,181 shares available for grant under the ISOP Plan and 19,500 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $0.73, $.94 and $1.13, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of six years for 2003, 2002 and 2001.


     A summary of the stock options which have been issued, exercised and forfeited follows:

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001

                          Year ended        Year ended         Year ended
                          March 31, 2003    March 31, 2002     March 31, 2001
                          ---------------   ----------------   -----------------
                                   Weighted           Weighted          Weighted
                           Number  average   Number   average   Number  average
                           of      exercise  of       exercise  of      exercise
                           shares  price     shares   price     shares  price
                         --------  ------   --------  ------   -------  --------
Balance at the beginning
   of the year            106,351  $ 2.72    114,699  $ 2.70   132,231    $ 2.71
Granted                     3,000    3.50      4,500    3.50     4,500      3.50
Forfeited                (48,626)    2.61      (348)    2.50  (14,032)      2.94
Exercised                (30,000)    2.50   (12,500)    2.83   (8,000)      2.97
                        ---------  ------   --------  ------  --------  --------
Balance at the end
   of the year             30,725  $ 3.17    106,351  $ 2.72   114,699    $ 2.70
                        =========  ======   ========  ======  ========  ========

Exercisable at the end
   of the year             30,725  $ 3.17    106,351  $ 2.72   114,699    $ 2.70
                        =========  ======   ========  ======  ========  ========


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

     (d) Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 2003 and 2002, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


(7) Net Earnings (Loss) Per Share

     A summary of the Company's basic and diluted earnings (loss) per share is as follows:

                                                 Years ended March 31
                                        -------------------------------------
                                             2003         2002         2001
                                        -----------  -----------  -----------
    Net earnings (loss)                   $  75,644     (82,759)      341,048
                                        ===========  ===========  ===========
    Basic EPS - weighted average shares
     outstanding                            743,239      730,865      723,040
                                        ===========  ===========  ===========
    Basic earnings (loss) per share      $      .10        (.11)          .47
                                        ===========  ===========  ===========
    Basic EPS - weighted average shares
      outstanding                           743,239      730,865      723,040
    Effect of dilutive securities -
      stock options                          14,083            -       25,343
                                        -----------  -----------  -----------
    Dilutive EPS - weighted average
       shares outstanding          (1)      757,322      730,865      748,383
                                        ===========  ===========  ===========
    Diluted earnings per share     (1)   $      .10        (.11)          .46
                                        ===========  ===========  ===========
    Stock options not included in
      Diluted EPS since anti-dilutive             -       23,872            -
                                        ===========  ===========  ===========


     (1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

(8) Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended March 31, 2003, 2002 and 2001, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

     In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category. Identifiable assets by business segment are those assets used in each segment of Company operations.

                               Corporate    Wealth      Corporate
                               Trust        Management  Other       Total
                               -----------  ----------  -----------  -----------


March 31, 2003:
Service fee revenue             $2,427,618   1,661,996         --      4,089,614
Interest revenue                    --           --          72,272       72,272
                               -----------  ----------  -----------  -----------
                                $2,427,618   1,661,996       72,272    4,161,886

Operating expenses:
  General and administrative    $1,631,581   1,199,721    1,094,885    3,926,187
  Depreciation and amortization     25,167      15,454       74,337      114,958
                               -----------  ----------  -----------  -----------

                                $1,656,748   1,215,175    1,169,222    4,041,145
                               -----------  ----------  -----------  -----------

Earnings (loss) before taxes    $  770,870     446,821   (1,096,950)     120,741
                               ===========  ==========  ===========  ===========
Identifiable assets             $  875,017     393,994    1,816,778    3,085,789
                               ===========  ==========  ===========  ===========
Capital expenditures            $    2,651      23,443       48,941       75,035
                               ===========  ==========  ===========  ===========


March 31, 2002:
Service fee revenue             $2,536,971   1,242,544         --      3,779,515
Interest & other revenue            --            --         85,986       85,986
                               -----------  ----------  -----------  -----------
                                $2,536,971   1,242,544       85,986    3,865,501

Operating expenses:
  General and administrative    $1,704,342   1,051,698    1,082,790    3,838,830
  Depreciation and amortization     46,347      11,949       92,340      150,636
                               -----------  ----------  -----------  -----------

                                $1,750,689   1,063,647    1,175,130    3,989,466
                               -----------  ----------  -----------  -----------

Earnings (loss) before taxes    $  786,282     178,897  (1,089,144)    (123,965)
                               ===========  ==========  ===========  ===========
Identifiable assets             $  787,326     237,702    1,862,746    2,887,774
                               ===========  ==========  ===========  ===========
Capital expenditures            $    2,423       9,488       35,933       47,844
                               ===========  ==========  ===========  ===========



March 31, 2001:
Service fee revenue             $2,988,632   1,147,377         --      4,136,009
Interest & other revenue            -            --         88,446        88,446
                               -----------  ----------  -----------  -----------

                                $2,988,632   1,147,377      88,446     4,224,455
                               -----------  ----------  -----------  -----------

Operating expenses:
  General and administrative    $1,444,520     859,387    1,189,179    3,493,086
  Depreciation and amortization     54,942      10,523       87,888      153,353
                               -----------  ----------  -----------  -----------

                                $1,499,462     869,910    1,277,067    3,646,439
                               -----------  ----------  -----------  -----------

Earnings(loss) before taxes     $1,489,170     277,467   (1,188,621)     578,016
                               ===========  ==========  ===========  ===========
Identifiable assets             $  783,583     154,103    2,113,392    3,051,078
                               ===========  ==========  ===========  ===========
Capital expenditures            $   21,337      15,811       56,976       94,124
                               ===========  ==========  ===========  ===========



                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


(9) Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of March 31, 2003. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,377 at March 31, 2003. These assets are classified as restricted cash in the accompanying balance sheets.

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the event mentioned below, the effect of such matters will not have a material adverse effect on the Company.

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company served as trustee. The personal representative has alleged that the Company breached its duties as trustee in connection with the Trust. The personal representative seeks damages of $200,000, plus its costs and attorneys' fees in the litigation, and has also requested that the Company be removed as trustee of the Trust. The Company has filed a counter-petition against the personal representative of the Trust and has also filed a third-party complaint against counsel for the Trust.

     Some discovery has been conducted in the above litigation, but considerable additional discovery remains to be completed. In light of the status of the above litigation, management is unable to determine the potential outcome of the above litigation or the range of the potential loss, if any, to the Company.

     10. Earnings Adjusted for Goodwill
    -----------------------------------

The following table sets forth reported net earnings (loss) and earnings (loss) per share, as adjusted to exclude goodwill amortization expense:

                                                          Years Ended
                                                            March 31

                                                  2003       2002       2001
                                                  ----       ----       ----
    Net earnings (loss),
    as reported                                   $75,644    $(82,759)  $341,048

    Net earnings (loss),
    as adjusted                                   $75,644    $(70,578)  $353,218

    Basic earnings (loss)
    per share as reported                         $ 0.10     $ (0.11)   $   0.47

    Basic earnings (loss)
    per share as adjusted                         $ 0.10     $ (0.10)   $   0.49

    Diluted earnings  (loss)
    per share as reported                         $ 0.10     $ (0.11)    $  0.46

    Diluted earnings (loss)
    per share as adjusted                         $ 0.10     $ (0.10)     $ 0.47



Item 8.a   Qualitative Risk

     The Company does not have significant market risk due to the fact that it does not have any long-term debt and does not invest in derivatives.


Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.

     None.



                          PART III



Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table contains information regarding the directors and executive officers of the Company at March 31, 2003:

        Name                Position                  Age

    Lynn R. Camp            Chairman of the Board     65
                            and Director

    Gerald G. Morgan        Director                  47

    Mike Borger             Director                  48

    Bill McMorries          Director                  76

    John K. Johnson         President and Chief       45
                            Executive Officer and
                            Director

    Cecil E. Glovier        Chief Operating Officer   51
                            Secretary

    Kurt J. Kiesling        Vice President            36

    Ian B. Currie           Controller/Treasurer      49

    Bruce L. Mitchell       Vice President            56

    Susan D. Carlisle       Vice President            43



     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Lynn R. Camp was a director of Church Loans prior to becoming a director of the Company. Bill McMorries is currently chairman of the Board of Directors and Mike Borger is currently a director of Church Loans.

     Lynn R. Camp has served as a director of the Company since June 1990 and as Chairman of the Board since October 1990. From 1991 until May 1999, he served as President, Chief Executive Officer and a director of Turnkey Computer Systems, Inc. ("Turnkey Computer"). Mr. Camp has served in these capacities for in excess of five years. Turnkey Computer sells computer equipment and software and furnishes computer maintenance and repair services in Amarillo, Texas. Mr. Camp currently serves as a consultant to Turnkey Computer.

     Gerald G. Morgan has served as a director of the Company since October 1990. Mr. Morgan is a partner in the law firm of Burdett, Morgan and Thomas, located in Amarillo, Texas. Mr. Morgan has served in this capacity for a period in excess of 5 years.

     Michael W. Borger rejoined the Board in May of 2003 to fill a vacancy on the Board caused by the resignation of Randy Barton from the Board in December 2002. Mr. Borger previously served as a director of the Company from June of 1990 until January of 2001. Mr. Borger also previously served the Company as President from June 1990 to August 1991 and as Vice President from August 1991 until November 1995. Mr. Borger is President, Chief Executive Officer and a director of Turnkey Leasing Ltd. ("Turnkey Leasing"). Mr. Borger has served in these capacities for in excess of five years. Turnkey Leasing, located in Amarillo, Texas, is an equipment leasing company. Mr. Borger was elected to the Board of Trust Managers of Church Loans in April of 2002.

     B. R. McMorries is a consulting engineer and became a director of the Company in May of 2003 with the expansion of the Board from four to five members. Mr. McMorries is Chairman of the Board of Trust Managers of Church Loans and he has served in this capacity for a period in excess of 5 years.

     John K. Johnson has served as the Company's President since August 1991. He previously served as the Company's Vice-President from June 1990 to August 1991. He has served as a director since November of 1995. Mr. Johnson was Vice President of Trust Company of America, a trust company engaged in the business of furnishing trust services in connection with bond offerings by churches and other non-profit organizations, from June 1979 until December 1989. Mr. Johnson is employed pursuant to the terms of an employment agreement with the Company. See "Item 11:Executive Compensation - Employment Agreements" and Exhibits 10
(c)-(e) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed, June 29, 2001.

     Cecil E. Glovier has served as Chief Operating Officer/Secretary of the Company since August 2000. He previously served as the Company's Senior Vice President/Secretary from August 1996 to August 2000 and Vice President/Secretary from November 1995 to August 1996. He served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period he also was engaged as a mutual fund and life insurance sales representative. Mr. Glovier is employed pursuant to the terms of an employment agreement with the Company. See "Item 11: Executive Compensation - Employment Agreements" and Exhibits 10(f)-(h) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed, June 29, 2001.

     Bruce L. Mitchell has served as Vice President of the Company since December 1999. Prior to his employment with the Company, he served as Vice President of M&I Bank in Phoenix, Arizona from December 1998 to December 1999. Mr. Mitchell was also Vice President of Wright Investor Services from April 1993 to September 1998.

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

     Based on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2003.

Item 11.   Executive Compensation

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to Messrs. John K. Johnson, the Company's Chief Executive Officer, Cecil E. Glovier, the Company's Chief Operating Officer, and, Bruce L. Mitchell, Company Vice President, respectively (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                      Annual Compensation         Compensation
                              --------------------------------    --------------
                                                                  Securities
                              Fiscal                              Underlying
Name & Principal Position     Year     Salary       Bonus         Option/SARS(#)
-------------------------     -------  -----------  ----------    --------------
John K. Johnson               2003     $101,448     $ 6,792    (a)     (a) (d)
  CEO-President               2002     $98,223      $     0    (a)     (a) (d)
                              2001     $94,500      $31,396    (a)     (a) (d)

Cecil E. Glovier              2003     $97,230      $ 6,792    (b)     (b) (d)
  Chief Operating Officer     2002     $91,408      $     0    (b)     (b) (d)
                              2001     $85,000      $31,359    (b)     (b) (d)

Bruce L. Mitchell             2003     $86,315      $70,028    (c)      0
  Vice President              2002     $82,373      $64,010    (c)      0
                              2001     $76,249      $56,192    (c)      0


     (a) On July 1, 1996, Mr. Johnson was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Mr. Johnson exercised his option to purchase 30,000 shares of Common Stock on September 20, 2002. Bonus amount excludes $3,046, $3,850 and $4,004 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. The increase in salary amounts of $3,723 and $3,225 for fiscal years 2002 and 2003, respectively, were due to increased health insurance costs having to be paid by the officer. These costs were previously paid directly by the Company.

     (b) On October 1, 1996, Mr. Glovier was granted an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 10,000 such shares vested immediately upon grant. On August 11, 1997, Mr. Glovier was granted an option to purchase 15,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase shares vested in three increments of 5,000 each on August 11, 1998, 1999 and 2000. Mr. Glovier's option to purchase 25,000 shares of Common Stock expired on September 30, 2002. Bonus amount excludes $2,917, $3,496 and $2,863 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Increases in salary amounts of $3,723 and $3,225 for fiscal years 2002 and 2003, respectively, were due to increased health insurance costs having to be paid by the officer. These costs were previously paid directly by the Company. The remaining portion of the increases, $2,685 and $2,597 for fiscal years 2002 and 2003 respectively, were due to performance reviews.



(c) Bonus amount excludes $5,545, $4,031 and $2,413 contributed by the Company to the 401(k) account for Mr. Mitchell for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

(d) All share amounts and per-share exercise prices have been adjusted to reflect the 1-for-10 reverse stock split which occurred in fiscal 1999.


     The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officers:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)

                             Number of    Percent of
                             Securities   Total Options  Exercise
                             Underlying   Granted to     or Base
                             Options      Employees in   Price
 Name & Principal Position   Granted      Fiscal Year    ($/sh)      Date
--------------------------   -----------  -----------    ----------- -----------
John K. Johnson              0            0              N/A         N/A
  CEO-President

Cecil E. Glovier             0            0              N/A         N/A
  Chief Operating Officer

Bruce L. Mitchell            0            0              N/A         N/A
  Vice President


     The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officers, and (b) the value of unexercised stock options held by the Named Executive Officers at March 31, 2003:

         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR END OPTION/SAR VALUES

                                                   Securities      Unexercised
                         Shares                    Underlying      In-the-Money
                         Acquired                  Unexercised     Options at
                         on           Value        Options at      FY-end($)
Name & Principal         Exercise     Realized     FY-End ($)      Exercisable/
Position                 (#)          ($)          Exercisable/    Unexercisable
                                                   Unexercisable
------------------       ---------    ----------   -------------   -------------

John K. Johnson             30,000       $30,000               0              $0
CEO-President

Cecil E. Glovier                 0            $0               0              $0
Chief Operating Officer

Bruce L. Mitchell                0            $0               0              $0
Vice President


           Employment Agreements

     The Company has entered into employment agreements with Mr. Johnson, the Company's President, and Mr. Glovier, the Company's Chief Operating Officer.

     Mr. Johnson's original agreement had a three-year term that ran through June 30, 1999. Under the agreement, Mr. Johnson's base salary was $80,000 per year. The agreement was amended as of August 27, 1998 to increase the base salary to $90,000 per year. The agreement was amended as of August 1, 1999 to increase the base salary to $94,500 per year; was extended for an additional one-year term on July 1, 2002; and will automatically be extended for an additional one-year term commencing July 1, 2003, unless either the Company or Mr. Johnson notifies the other at least sixty (60) days prior to the end of the current term of the intention not to renew the agreement.

     Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1997. Upon mutual agreement between Mr. Johnson and the Company for the years ended March 31, 2003, 2001 and 2000, the annual bonus was Reduced to an amount equal to seven and one-half percent of the total after-tax Net income. The bonuses were $6,792, $31,396 and $37,687, or $8,849, $10,464 and
$12,562 less than what would have been paid under the original bonus agreement for fiscal years ended March 31, 2003, 2001 and 2000, respectively. For the fiscal year ended March 31, 2002, due to the Company's net loss, no bonus was earned by Mr. Johnson. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year.

     The original agreement also provided for 30,000 incentive stock options with an exercise price of $2.50 per share, a total of 15,000 of which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Mr. Johnson exercised his option to purchase the 30,000 shares of Common Stock on September 30, 2002. The agreement also contains confidentiality and non-compete covenants.

     Mr. Glovier's original agreement had a three-year term that ran through August 10, 2000. Under the agreement, Mr. Glovier's base salary was $72,000 per year. The agreement was amended as of September 1, 1998 to increase the base salary to $76,500 per year. The original agreement was amended as of August 18, 1999 to increase the base salary to $80,892 per year.

     A new agreement was entered into on April 1, 2000 with a three-year term. Under the agreement, Mr. Glovier's base salary is $85,000 per year. The agreement was extended for an additional one-year term on April 1, 2003.

     Under the terms of the April 1, 2000 agreement, Mr. Glovier is entitled to receive an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula:(y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to seven and one-half percent(7 1/2%) of the Company's total issued and outstanding Common Stock at March 31, 2000. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 2000 will be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, is payable ninety (90)days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2003 and 2001, Mr. Glovier received bonuses of $6,792 and $31,359 under his employment agreement. For the fiscal year ended March 31, 2002, due to the Company's net loss no bonus was earned by Mr. Glovier.

     Mr. Glovier's agreement provides for 25,000 incentive stock options with an exercise price of $2.50 per share, a total of 10,000 which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on August 11, 1998, 1999 and 2000, respectively. Mr. Glovier's option to purchase 25,000 shares of Common Stock expired on September 30, 2002. Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. The agreement also contains confidentiality and non-compete covenants.

           Directors' Compensation

     The Company's non-employee directors were paid $14,400 in cash as a group during the fiscal year ended March 31, 2003 for services as directors. Each director is paid $200 per month for serving as a director and $200 for each meeting attended. The Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current exercise price of the Company's Common Stock on the date of grant. The exercise price of the options granted to such directors during the fiscal year ended March 31, 2003 was $3.50 per share. Directors who are also officers of the Company are not compensated for their services as directors.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 4, 2003, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock:



       Name and Address                  Amount and Nature            Percent
       of Beneficial Owner               of Beneficial Owner(1)       of Class

       Lynn R. Camp                 (2)  22,102 shares                2.9%
       7736 Baughman
       Amarillo, Texas 79121

       Gerald G. Morgan, Jr.        (2)  13,690 shares                1.8%
       4705 Olsen
       Amarillo, Texas 79106

       Mike Borger                       24,697 shares                3.3%
       P. O. Box 51200
       Amarillo, Texas 79159

       Bill McMorries                    30,931 shares                4.1%
       2907 Harmony
       Amarillo, Texas 79106

       John K. Johnson                   40,976 shares                5.4%
       3414 E. Clark Road
       Phoenix, Arizona 85024

       William and Sue Johnson      (3)  45,586 shares                6.0%
       14001 Interstate 27
       Amarillo, Texas 79119

       Cecil E. Glovier                   3,140 shares                (4)
       16925 Roadrunner Road
       Mayer, Arizona 86333

       Bruce L. Mitchell                  1,000 shares                (4)
       1974 E. McNair Dr
       Tempe, AZ 85283-4922

       Susan D. Carlisle            (5)   8,901 shares                1.2%
       8026 E. Redwing Rd.
       Scottsdale, AZ 85250-5649

       Kurt J. Kiesling             (5)   5,401 shares                (4)
       13514 W. Post Dr.
       Surprise, AZ 85374-0000


       Directors and Executive
       Officers as a Group
             (9 persons)               150,838 shares                19.1%


     (1) Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 30, 2003 are deemed outstanding for the purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purpose of calculating the percentage owned by each other shareholder listed. Except as otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding. Except as described above and as otherwise noted, all figures are based upon a total of 757,884 shares of Common Stock issued and outstanding.

     (2) The totals for Messrs. Camp and Morgan include 9,000 shares of Common Stock subject to immediately exercisable options held by each of Messrs. Camp and Morgan with the following exercise prices per share: 6,500 shares at $2.50, 3,000 shares at $3.00, 1,500 shares at $3.25, 3,000 shares at $3.50, and 1,500 shares at $3.50


     (3) Includes 35,032 shares owned by Amberwood Management Co. Mr. and Mrs. Johnson, through trusts of which they are the sole trustees, own all of the issued and outstanding shares of capital stock of Amberwood. Mr. and Mrs. Johnson therefore control the disposition of the shares owned by Amberwood and may be deemed the beneficial owners of such shares. Mr. and Mrs. Johnson are the parents of Mr. John K. Johnson.


     (4) Represents less than one percent of the outstanding Common Stock.

     (5) The totals for Ms. Carlisle and Mr. Kiesling included 7,500 and 5,000 shares of Common Stock respectively, subject to immediately exercisable options held by each, with an exercise price of $3.00 per share.

     The Company has no knowledge of any arrangement which may result in a change of control of the Company.



Item 13.   Certain Relationships and Related Transactions.

     During the fiscal years ended March 31, 2003 and 2002, the law firm of Burdett, Morgan & Thomas, of which Gerald G. Morgan, Jr., is a partner, received approximately $67,000 and $60,000, respectively, for legal services provided to the Company. Mr. Morgan is a director of the Company.




Item 14.   Exhibits and Reports on Form 8-K.

    (a)(1) Financial Statements of the Company are set forth in Part II, Item 7.

       (2)    Exhibits
            99.1        Certification pursuant to 18 U. S. C. Section 1350
            99.2        Certification pursuant to 18 U. S. C. Section 1350



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

Date:  June 30, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                    Title                      Date


* Lynn R. Camp                  Chairman of the Board      June 30, 2003
Lynn R. Camp


* Gerald G. Morgan              Director                   June 30, 2003
Gerald G. Morgan


* Mike Borger                   Director                   June 30, 2003
Mike Borger


* Bill McMorrie                 Director                   June 30, 2003
Bill McMorrie


* John K. Johnson               President and Director     June 30, 2003
John K. Johnson                 (Principal Executive
                                Officer)


*By: /s/ Ian B. Currie
     Ian B. Currie
     Attorney-in-Fact

CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John K. Johnson, certify that:

1.   I have  reviewed  this  annual  report on Form 10-KSB of Colonial  Trust
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 30, 2003
                                           /s/ John K. Johnson
                                           --------------------
                                           John K. Johnson
                                           President and Chief Executive Officer

       CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ian B. Currie, certify that:

1.   I have  reviewed  this  annual  report on Form 10-KSB of Colonial  Trust
     Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 30, 2003


                                                        /s/ Ian B. Currie
                                                        -----------------
                                                        Ian B. Currie
                                                        Controller and Treasurer