Form 10QSB
period 2003-06-30
COLONIAL TRUST CO /AZ
filed 2003-08-14
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

At August 11, 2003, there were approximately 757,884 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format (check one):

                    Yes _________             No___X______

                             COLONIAL TRUST COMPANY

                                     INDEX

                                                                    Page
Part I. Financial Information:

         Item 1: Financial Statements                                  3

                  Condensed Balance Sheets                             3

                  Condensed Statements of Operations                   4

                  Condensed Statements of Cash Flows                   5

                  Notes to Condensed Financial Statements              6

         Item 2:  Management's Discussion and Analysis or
                  Plan of Operation                                   10

         Item 3:  Controls & Procedures                               14

Part II. Other Information

         Item 1: Legal Proceedings                                    15

         Item 2: Changes in Securities                                16

         Item 3: Default Upon Senior Securities                       16

         Item 4: Submission of Matters to a Vote of Security Holders  16

         Item 5: Other Information                                    16

         Item 6a: Exhibits                                            16

         Item 6b: Reports on Form 8-K                                 16

SIGNATURES                                                            16

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                 Condensed Balance Sheets
                                            (Unaudited)
         ASSETS                            June 30, 2003         March 31, 2003
                                           -------------          --------------

Cash and cash equivalents                     $117,005                  $243,048
Receivables                                  1,194,171                 1,145,631
Income Tax Receivable                            5,864                     5,864
Note receivable                                456,783                   353,635
Property, furniture and equipment, net         659,698                   665,503
Excess of cost over fair value acquired, net   104,729                   104,729
Restricted cash                                506,374                   506,377
Other assets                                   106,448                    99,436
                                               -------                   -------

                                            $3,151,072                $3,124,223
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $286,162                  $305,990
                                               -------                   -------
      Total Liabilities                        286,162                   305,990

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     757,884 issued  and
     outstanding at June 30, 2003 and
     757,884 issued and outstanding
     at March 31, 2003                         689,286                   689,286
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,669,416                 1,622,739
                                             ---------                 ---------
      Total Stockholders' Equity             2,864,910                 2,818,233
                                             ---------                 ---------

                                            $3,151,072                $3,124,223
                                            ==========                ==========

See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Operations (Unaudited)

                                                 Three-month periods
                                                    Ended June 30,
                                                    --------------

Revenues:                                         2003               2002
                                                  ----               ----

  Bond servicing revenue                        $375,394           $402,817
  IRA servicing fees-corporate                   169,732            176,871
  IRA servicing fees-personal trust               77,123             74,847
  Trust income                                   475,268            298,686
  Interest and other income                       45,492             10,260
                                                --------            -------

Total revenue                                  1,143,009            963,481


General and administrative expenses            1,063,962          1,010,124
                                               ---------          ---------

Earnings(loss) before income taxes                79,047            (46,643)

Income taxes(benefit)                             32,368            (19,077)
                                                 -------            -------

Net earnings(loss)                               $46,679           $(27,566)
                                                ========           ========



Basic net earnings(loss) per common share           $.06             $(.04)
                                                  ======             =====

Diluted net earnings(loss) per common share (1)     $.06             $(.04)
                                                  ======             =====



Weighted average shares outstanding -basic       757,884            728,916
                                                 =======            =======

Weighted average shares outstanding-diluted (1)  760,777            728,916
                                                 =======            =======

(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                        Three-month periods
                                                           Ended June 30,
                                                           --------------
                                                      2003                2002
                                                      ----                ----
Cash flows from operating activities:

Net earnings (loss)                                 $46,679            $(27,566)

Adjustments to reconcile net earnings (loss) to net
   cash (used in) provided by operating activities:
         Loss on disposal of asset                    1,091                   -
         Depreciation and amortization               24,918              34,620
         Increase in receivables                    (48,540)            (93,838)
         Increase in income tax receivable                -             (19,077)
         Increase in other assets                    (7,012)             (6,147)
         (Decrease) Increase in accounts payable
         and accrued liabilities                    (19,828)             37,120
                                                    -------              ------
Net cash used in operating activities                (2,692)            (74,888)
                                                     ------             -------
Cash flows from investing activities:

Purchase of property, furniture and equipment       (20,204)            (21,940)
Additions to note receivable                       (103,148)             (2,868)
Payments received on note receivable                      -              50,000
Decrease in restricted cash                               3              14,386
                                                    -------              ------
Net cash provided by (used in) investing
    activities                                     (123,349)             39,578
                                                   --------              ------
Cash flows from financing activities:

Purchase and retirement of common stock                  (2)             (6,349)
                                                     ------              ------
Net cash used in financing activities                    (2)             (6,349)
                                                     -------             ------
Decrease in cash and cash equivalents              (126,043)            (41,659)
Cash and cash equivalents at beginning of period    243,048             166,592
                                                    --------            -------
Cash and cash equivalents at end of period         $117,005            $124,933
                                                   ========             =======

See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.   Significant Accounting Policies
     ---------------------------------

In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2003.

     (a)  Nature of Business
          ------------------

     The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona Banking Department. The Company's common stock is registered under the Securities Exchange Act of 1934.

     The Company serves as trustee under various bond indentures for issuers of bonds in 40 states and the District of Columbia. The issuers are primarily churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However, the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and pays the semiannual principal and interest payments to the bondholders.

     The Company also serves as trustee of self-directed individual retirement accounts for certain bondholders or employees of religious organizations.

     The Company's Wealth Management Group segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts. The Company also acts as custodian for self-directed individual retirement accounts through its Wealth Management Group segment.

    (b)  Revenue Recognition
         -------------------

     Under the trust indentures with organizations issuing bonds, Colonial, for its services, principally earns revenues based on three fee structures. The first fee structure allows Colonial to invest trust funds held for disbursement and retain the gains and earnings therefrom. The second fee structure requires the issuing institution to pay a percentage of the bond proceeds to the Company for set-up and printing costs during the first year. Additionally, an annual maintenance fee is required each succeeding year. The third fee structure entitles Colonial to interest earnings up to 2.5% of daily trust funds held in bond program fund accounts in lieu of a set-up fee. Annual maintenance fees and bond printing costs are charged as a percentage of the related bond issuance. Colonial also receives fees for services provided as trustee for self-directed individual retirement accounts.

     In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month-end fair market value of each account. The second fee structure relates to an annual minimum fee which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on one twelfth of the published annual minimum.

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

    (d)  Stock Based Compensation
         ------------------------

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                              Three months ended
                                                                   June 30,
                                                                2003     2002
                                                                ----     ----

         Net earnings as reported                           $ 46,679  $ (27,566)
         Total stock-based employee compensation expense/
            Income determined under fair value based method
            for all awards, net of related tax effects           706        996
                                                              ------    -------
         Pro forma net earnings                               45,973    (28,562)
                                                              ------    -------

         Basic earnings per share:
                  As reported                                   $.06      $(.04)
                  Pro forma                                     $.06      $(.04)
         Diluted earnings per share:
                  As reported                                   $.06      $(.04)
                  Pro forma                                     $.06      $(.04)


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

3.   Earnings(Loss) Per Share
     ------------------------

     A  reconciliation  from basic earnings (loss) per share to diluted earnings
(loss) per share for the three-month periods ended June 30, 2003, and June 30, 2002 follows:

                                                      Three-month period
                                                         Ended June 30,
                                                         --------------

                                                    2003                  2002
                                                    ----                  ----

         Net earnings (loss)                      $46,679              $(27,566)
                                                  -------               -------

         Basic EPS
         -weighted average shares outstanding     757,884               728,916
                                                  =======               =======
         Basic earnings (loss) per share             $.06                 $(.04)
                                                    -----                 -----

         Basic EPS
         -weighted average shares outstanding     757,884               728,916

         Effect of dilutive securities:
         Stock options                              2,893                  -
                                                    -----                ------

         Diluted EPS-weighted average shares
             outstanding                          760,777          (1)  728,916
                                                  =======               =======

         Diluted earnings(loss)per share             $.06          (1)    $(.04)
                                                   ------                ------

         Stock options not included in Diluted
         EPS since anti-dilutive                       -                 23,338
                                                   ======                ======

     (1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


4.   Business Segments
     -----------------

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 2003 and 2002, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

     In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

         Three-month periods:        Corporate   Wealth      Other      Total
                                     Trust       Management
                                                 Group
                                      ________   ________    _______    _______

         June 30, 2003
         Bond Servicing Revenue       $375,394          -          -    $375,394
         IRA Servicing Fees            169,732    $77,123          -     246,855
         Trust Income                        -    475,268          -     475,268
         Interest and other income           -          -     45,492      45,492
                                      --------   --------    -------    --------
                                      $545,126   $552,391    $45,492  $1,143,009
                                      --------   --------    -------   ---------

         General & Administrative
         Expenses                     $367,758   $372,705   $323,499  $1,063,962
                                      --------   --------   --------  ----------


         June 30, 2002
         Bond Servicing Revenue       $402,817          -          -    $402,817
         IRA Servicing Fees            176,871    $74,847          -     251,718
         Trust Income                        -    298,686          -     298,686
         Interest and other income           -          -    $10,260      10,260
                                      --------   --------    -------  ----------
                                      $579,688   $373,533    $10,260    $963,481
                                      --------   --------    -------  ----------

         General & Administrative
         Expenses                     $430,139   $315,474   $264,511  $1,010,124
                                      --------   --------   --------  ----------


5.   Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the "State") banking regulations, all of which must be "liquid" (as defined by the State) as of June 30, 2003. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,374 at June 30, 2003. These assets are classified as restricted cash in the accompanying balance sheets.

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the matter mentioned below, the effect of such matters will not have a material adverse effect on the Company.

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed in the (Arizona) Maricopa County Superior Court, Probate Division, by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company serves as trustee. The personal representative has alleged that the Company breached its duties as trustee in connection with the Trust. The personal representative seeks damages of $200,000, plus its costs and attorneys' fees in the litigation, and has also requested that the Company be removed as trustee of the Trust. The Company has filed a counter-petition against the personal representative of the Trust and has also filed a third-party complaint against counsel for the Trust.

     A trial in this matter has been  scheduled  for November  3-5,  2003.  Some discovery has been conducted in the above litigation, but considerable additional discovery remains to be completed. In light of the status of the above litigation, management is unable to determine the potential outcome of the above litigation or the range of the potential loss, if any, to the Company. The terms of the Company's trust agreement allow the Company to be reimbursed for its costs and expenses (including attorneys' fees) in the litigation from trust assets, and the Company has been reimbursed for its costs and expenses (including attorneys' fees) to date in the litigation from trust assets.
However, there may be no assurance whether the Company will ultimately be responsible for costs and expenses (including attorneys' fees) incurred by it to date or incurred by it in the future in the above litigation.

6.       Earnings Adjusted for Goodwill

     The following  table sets forth  reported net earnings  (loss) and earnings
(loss) per share, as adjusted to exclude goodwill amortization expense:
                                                                           Three
                                                                          Months
                                                   Years Ended             Ended
                                                     March 31            June 30
                                            2003      2002      2001        2002
                                            ----      ----      ----        ----

       Net earnings (loss), as reported  $75,644  $(82,760) $341,048   ($27,566)

       Net earnings (loss), as adjusted  $75,644  $(70,578) $353,218   ($27,566)
       Basic earnings (loss) per share
       as reported                         $0.10    $(0.11)    $0.47     ($0.04)
       Basic earnings (loss) per share
       as adjusted                         $0.10    $(0.10)    $0.49     ($0.04)
       Diluted earnings  (loss) per share
       as reported                         $0.10    $(0.11)    $0.46     ($0.04)
       Diluted earnings (loss) per share
       as adjusted                         $0.10    $(0.10)    $0.47     ($0.04)





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

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures which are discussed in note 1(c) of the Company's financial statements recently filed as part of Form 10-KSB for the year ended March 31, 2003. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances and there have been no changes since the fiscal year end of March 31, 2003. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

     Results of Operations-Three-Month Periods Ended June 30, 2003
     -------------------------------------------------------------
     and June 30, 2002
     -----------------

     The Company had net earnings of $46,679, or $.06 diluted earnings per share, for the period ended June 30, 2003, compared to a net loss of $27,566, or $.04 diluted loss per share, for the period ended June 30, 2002, an increase in net earnings of 269%. The Company had total revenue of $1,143,009 for the period ended June 30, 2003, compared to total revenue of $936,481 for the period ended June 30, 2002, an increase of 19%.

     The Corporate Trust segment's revenue decreased to $545,126 for the period ended June 30, 2003 compared to $579,688 for the period ended June 30, 2002, a decrease of 6%. The Wealth Management Group segment's revenue increased to $552,391 for the period ended June 30, 2003, compared to $373,533 for the period ended June 30, 2002, an increase of 48%.

     The Corporate Trust segment's bond servicing revenue decreased to $375,394 for the period ended June 30, 2003, compared to $402,817 for the period ended June 30, 2002, a decrease of 7%. The decrease in bond servicing revenue was primarily attributable to a decrease in interest earnings brought about by reduced interest rates and a reduction in late fees due to fewer bond issuer foreclosure settlements in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002. The decrease in bond servicing revenue was also attributable to an increase in refinancings (and the termination of the Company's duties as trustee and/or paying agent) in the current period compared to the comparable prior period, a trend which the Company anticipates will continue in the short term. At June 30, 2003, the Company was serving as trustee and paying agent on 462 offerings totaling approximately $414 million in original principal amount; at June 30, 2002, the Company was serving as trustee and paying agent on 503 bond offerings totaling approximately $453 million in original principal amount.

     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $169,732 for the period ended June 30, 2003, compared to $176,871 for the period ended June 30, 2002, a decrease of 4%. This decrease in Corporate Trust IRA revenue was largely attributable to reduced interest earnings caused by lower interest rates in the quarter ended June 30, 2003. This was partially offset by higher uninvested cash balances in IRA's on which the interest is earned, in the current quarter as compared to the previous comparable quarter. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $77,123 for the period ended June 30, 2003, compared to $74,847 for the period ended June 30, 2002, an increase of 3%. The increase in Wealth
Management Group IRA revenue was primarily due to an increase in the number of IRA's serviced by the Company. At June 30, 2003, the Corporate Trust segment was servicing 9,973 IRA's with an aggregate value of approximately $190,000,000 and the Wealth Management Group segment was servicing 303 IRA's with an aggregate value of approximately $61,600,000. At June 30, 2002, the Corporate Trust segment was servicing 9,961 IRA's with an aggregate value of approximately $168,100,000, and the Wealth Management Group segment was servicing 248 IRA's with an aggregate value of approximately $50,800,000.

     The Wealth Management Group segment's trust revenue increased to $475,268 for the period ended June 30, 2003, compared to $298,686 for the period ended June 30, 2002, an increase of 59%. The increase in trust income was primarily due to the addition of a single large trust relationship that commenced in January 2003 (for which the Company earned fees of approximately $136,000 in the quarter ended June 30, 2003) and an increase in the base fee of the majority of the trust, investment or other accounts effective July 1, 2002. At June 30, 2003, the Wealth Management Group segment was serving as trustee or agent for 630 trust, investment, or other accounts with an aggregate value of approximately $235,000,000. At June 30, 2002, the Wealth Management Group segment was serving as Trustee or agent for 668 trust, investment, or other accounts with a value of approximately $120,000,000.

     Interest and other income increased to $45,492 for the period ended June 30, 2003, compared to $10,260 for the period ended June 30, 2002, an increase of 343%. The increase was primarily attributable to interest collected on a large receivable balance associated with a bond issuer foreclosure settlement (interest on these accounts is recognized in income when collected).

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $367,758 for the period ended June 30, 2003, compared to $430,139 for the period ended June 30, 2002, and decreased to 67% of segment revenues for the period ended June 30, 2003, compared to 74% of segment revenues for the period ended June 30, 2002. The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $372,705 for the period ending June 30, 2003, compared to $315,474 for the period ended June 30, 2002, but decreased to 67% of segment revenues for the period ended June 30, 2003, compared to 84% of segment revenues for the period ended June 30, 2002. The decrease in the Corporate Trust segment's general and administrative expenses was primarily due to the following two factors which occurred in the prior period ended June 30, 2002 but did not occur in the current period ended June 30, 2003: approximately $70,000 in expenses attributable to the Stevens Bankruptcy Proceeding and the litigation filed against the Company related thereto, reduced by $31,000 in defense cost reimbursements from the Company's E & O insurance carrier; and approximately $50,000 in write-offs of previously unidentified trust account reconciling items. The increase in the Wealth Management Group segment's general and administrative expenses was due primarily to an increase in sales and support personnel as well as additional expenses involved in the administration of the Company's increased trust servicing business. The decrease in general and administrative expenses as a percentage of segment revenues for the Corporate Trust segment was primarily due to the two factors of general and administrative expense mentioned above. The decrease in general and administrative expenses as a percentage of segment revenues for the Wealth Management Group segment was primarily due to the increase in these revenues outpacing the increase in expenses of new trust servicing business.


     The Company's effective income tax rate was 40.9% for the three-month period ended June 30, 2003 while a loss before income taxes, of approximately $47,000, resulted in the creation of an income tax benefit of approximately $19,000 for the quarter ended June 30, 2002.



     Liquidity and Capital Resources
     -------------------------------

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,864,910 on June 30, 2003. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2003, and Exhibit 99(a) - "Regulation, Licensing and Supervision - Net Capital Requirements" of this Form 10-QSB. At June 30, 2003, $506,374 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust, and from a $200,000 working capital line of credit established with Bank One in January 2003.

     The Company's cash and cash equivalents decreased from $243,098 on March 31, 2003, to $117,005 on June 30, 2003, while the note receivable increased from $353,635 on March 31, 2002, to $456,783 on June 30, 2003. The decrease in the cash and cash equivalents was partially due to an advance of approximately of $103,000 under the Company's Master Demand Note with Church Loans and Investment Trust, as well as an increase in receivables of approximately $49,000, consisting of payments by the Company, in its capacity as Trustee, of legal fees and other expenses pertaining to bond issuances in default. Based on past experience, the Company believes it will fully recover these receivables. However, a continuation of the trend of an increase in these receivables could begin to seriously impact available working capital. The Company's net property and equipment decreased from $665,503 on March 31, 2003, to $659,698 on June 30, 2003. The decrease was primarily due to depreciation of $24,918 on furniture, equipment and computer software partially offset by expenditures of $20,204 on replacement property, furniture and equipment. The Company believes that capital expenditure requirements for the foreseeable future will be covered by cash available from the above sources.


       New Accounting Pronouncements

          Recent Accounting Pronouncements

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

     In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing the effects of the adoption of EITF 00-21, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact upon the Company's financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS 150 to have a material impact upon the Company's financial position, cash flows or results of operations.

     In January 2003, the EITF reached a consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF Issue No. 02-16 provides guidance on how resellers of vendors' products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 applies to arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and are implemented in this document. The adoption of EITF Issue No. 12-16 did not have a material impact on the Company's financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 did not have a material effect on our condensed consolidated financial statements.

Item 3.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our
Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Controller/Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

     Market Risk
     -----------

     In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2003.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; a continuation of low interest rates which (i) may make traditional loans more attractive and result in the refinancing of bond financings (for which the Company earns fees as trustee and / or paying agent) into traditional loans (for which the Company does not earn fees), and (ii) will continue to negatively impact segments of the Company's revenues (such as revenues from the Corporate Trust segment's bond servicing activities, which are impacted to a significant extent by interest rates); the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with Hackett Investment Advisors, Inc. and Meridian Investment Management and their success in managing the trust and investment agency accounts for which they provide services; finding a suitable replacement investment advisor for WIS; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; and changes in rules and regulations adversely impacting the Company's business segments. Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2003, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.




                           PART II. OTHER INFORMATION

         Item 1:  Legal Proceedings

     The Company is a party to various legal proceedings arising in the ordinary course of business. While it is not feasible to predict the ultimate disposition of these matters, in the opinion of management their outcome, with the possible exception of the matter mentioned below, will not have a material adverse effect on the financial condition or results of operations of the Company.

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed in the (Arizona) Maricopa County Superior Court, Probate Division, by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company served as trustee. The personal representative has alleged that the Company breached its duties as trustee in connection with the Trust. The personal representative seeks damages of $200,000, plus its costs and attorneys' fees in the litigation, and has also requested that the Company be removed as trustee of the Trust. The Company has filed a counter-petition against the personal representative of the Trust and has also filed a third-party complaint against counsel for the Trust.

     A trial in this matter has been  scheduled  for November  3-5,  2003.  Some discovery has been conducted in the above litigation, but considerable additional discovery remains to be completed. In light of the status of the above litigation, management is unable to determine the potential outcome of the above litigation or the range of the potential loss, if any, to the Company. The terms of the Company's trust agreement allow the Company to be reimbursed for its costs and expenses (including attorneys' fees) in the litigation from trust assets, and the Company has been reimbursed for its costs and expenses (including attorneys' fees) to date in the litigation from trust assets.
However, there may be no assurance whether the Company will ultimately be responsible for costs and expenses (including attorneys' fees) incurred by it to date or incurred by it in the future in the above litigation.

       Item 2:  Changes in Securities

            None.

       Item 3:  Default Upon Senior Securities

            None.

       Item 4:  Submission of Matters to a Vote of Security Holders.

            None.

       Item 5:  Other Information

            None.

       Item 6:  Exhibits and Reports on Form 8-K:

            (a)  Exhibit No.  Description
                 -----------  -----------
                     99(a)    Risk Factors
                     31.1     Certification  of  John  K.  Johnson  pursuant  to
                                 Section 302 of the Sarbanes-Oxley Act of 2002
                     31.2     Certification of Ian B. Currie pursuant to Section
                                 302 of the Sarbanes-Oxley Act of 2002
                     32.1     Certification  of  John  K.  Johnson  pursuant  to
                                 Section 906 of the Sarbanes-Oxley Act of 2002
                     32.2     Certification of Ian B. Currie pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002

            (b)  Reports on  Form 8-K:

                 None.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COLONIAL TRUST COMPANY

         DATE:  August 14, 2003                        BY:   /s/ John K. Johnson
                                                                 John K. Johnson
                                                          Its:   President

         DATE:  August 14, 2003                        BY:   /s/ Ian B. Currie
                                                                 Ian B. Currie
                                                          Its:   Controller