Form 10QSB
period 2003-09-30
COLONIAL TRUST CO /AZ
filed 2003-11-14
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                          Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 757,864

Transitional Small Business Disclosure Format (check one):

                           Yes _________ No ___X______

                            COLONIAL TRUST COMPANY

                                      INDEX

                                                                            Page
Part I. Financial Information:

         Item 1: Financial Statements                                         3

                  Condensed Balance Sheets                                    3

                  Condensed Statements of Operations                          4

                  Condensed Statements of Cash Flows                          5

                  Notes to Condensed Financial Statements                     6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                           11

         Item 3: Controls and Procedures                                      17

Part II. Other Information

         Item 1: Legal Proceedings                                            19

         Item 2: Changes in Securities                                        20

         Item 3: Default Upon Senior Securities                               20

         Item 4: Submission of Matters to a Vote of Security Holders          20

         Item 5: Other Information                                            20

         Item 6a: Exhibits                                                    20

         Item 6b: Reports on Form 8 - k                                       20

SIGNATURES                                                                    20

                             COLONIAL TRUST COMPANY

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                Condensed Balance Sheets
                                           (Unaudited)
         ASSETS                     September 30, 2003           March 31, 2003

Cash and cash equivalents                     $121,329                  $243,048
Receivables                                  1,237,724                 1,145,631
Income tax receivable                                -                     5,864
Note receivable                                560,628                   353,635
Property, furniture and equipment, net         643,340                   665,503
Excess of cost over fair value acquired, net   104,729                   104,729
Restricted cash                                506,391                   506,377
Other assets                                   167,317                    99,436
                                            ----------                ----------
                                            $3,341,458                $3,124,223
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $421,352                  $305,990
             Total Liabilities                 421,352                   305,990

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     757,864 issued and outstanding,
     at September 30, 2003 and 757,884
     issued and outstanding at
     March 31, 2003                            689,286                   689,286
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,724,612                 1,622,739
                                             ---------                 ---------
             Total stockholders' equity      2,920,106                 2,818,233
                                             ---------                 ---------


                                            $3,341,458                $3,124,223
                                            ==========                ==========



See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Operations (Unaudited)

                                   Three-month periods       Six-month periods
                                   Ended September 30,       Ended September 30,

Revenues:                             2003         2002        2003         2002

Bond servicing revenue            $498,650     $453,172    $874,044     $855,988
IRA servicing fees-corporate       128,397      154,466     298,129      331,337
IRA servicing fees-personal trust   78,573       71,786     155,696      146,632
Trust fee income                   478,015      350,119     953,283      648,807
Interest income                     15,364        9,796      60,856       20,056
                                 ---------    ---------   ---------    ---------
Total revenue                    1,198,999    1,039,339   2,342,008    2,002,820



General and administrative
expenses                         1,105,328      932,721   2,169,290    1,942,845
                                 ---------    ---------   ---------    ---------

Earnings before
income taxes                        93,671      106,618     172,718       59,975

Income taxes                        38,405       43,666      70,773       24,589
                                   -------      -------     -------      -------


Net earnings                       $55,266      $62,952    $101,945      $35,386
                                   =======      =======    ========      =======

Basic net earnings
per common share                      $.07         $.09        $.13         $.05
                                      ====         ====        ====         ====

Diluted net earnings
per common share                      $.07         $.08        $.13         $.05
                                      ====         ====        ====         ====



Weighted average shares
outstanding - basic                757,864      728,240     757,874      728,578
                                   =======      =======     =======      =======

Weighted average shares
outstanding - diluted              760,757      752,004     760,767      752,129
                                   =======      =======     =======      =======




See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                              Six-month periods
                                                             Ended September 30,
                                                             -------------------

                                                                2003       2002
                                                                ----       ----
Cash flows from operating activities:
Net earnings                                                $101,945    $35,386
Adjustments to reconcile net earnings to
 net cash provided by (used in) Operating activities:
 Depreciation and amortization                                48,300     61,810
 Loss on disposal of assets                                    1,090          -
 Increase in receivables                                     (92,093)  (166,222)
 Increase in other assets                                    (67,881)   (52,001)
 Decrease in income tax receivable                             5,864     24,590
 Increase in accounts payable and
  accrued liabilities                                        115,362      4,974
                                                             -------   ---------
Net cash provided (used in) operating activities             112,587    (91,463)
                                                             -------   ---------

Cash flows from investing activities:
Purchase of property, furniture and equipment                (27,227)   (57,426)
Additions to note receivable                                (206,993)    (5,313)
Payments received on note receivable                               -    100,000
Decrease (increase) in restricted cash                           (14)    12,759
                                                             -------   ---------
Net cash provided by(used in)investing activities           (234,234)    50,020
                                                             -------   ---------

Cash flows from financing activities:
Purchase and retirement of common stock                          (72)    (6,349)
Proceeds from issuance of common stock under
 stock option plan                                                 -     75,000
                                                               ------    -------
Net cash provided by (used in) financing activities              (72)    68,651
                                                               ------    -------

Increase (decrease) in cash and cash equivalents             (121,719)   27,208
Cash and cash equivalents at beginning of period              243,048   166,592
                                                             --------   --------
Cash and cash equivalents at end of period                   $121,329  $193,800
                                                             ========  =========


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY



                     Notes to Condensed Financial Statements

1.   Significant  Accounting  Policies

     In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2003.

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

                                        Three months ended      Six months ended
                                        September 30,           September 30,
                                         2003       2002         2003      2002
                                         ----       ----         ----      ----
     Net earnings as reported         $55,266    $62,952     $101,945   $35,386
     Total stock-based employee
       compensation expense/
       Income determined under
       fair value based method
       for all awards, net of
       related tax effects               (886)      (996)      (1,773)   (1,992)
                                      -------    -------     --------   -------
     Pro forma net earnings            54,380     61,956      100,172    33,394
                                      -------    -------     --------   -------

     Basic earnings per share:
                       As reported       $.07       $.09         $.13      $.05
                       Pro forma         $.07       $.08         $.13      $.05

            Diluted earnings per share:
                       As reported       $.07       $.08         $.13      $.05
                       Pro forma         $.07       $.08         $.13      $.04


2.   Note receivable

     On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans and Investment Trust, its former parent corporation. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and re-borrowed.

3.   Earnings Per Share

     A reconciliation from basic earnings per share to diluted earnings per share for the three-month and six-month periods ended September 30, 2003, and September 30, 2002 follows:

                                     Three-months            Six-months
                                     ended September 30,     ended September 30,

                                        2003        2002        2003        2002
                                        ----        ----        ----        ----

         Net earnings                $55,266     $62,952    $101,945     $35,386
                                     -------     -------    --------     -------

         Basic EPS
         -weighted average
         shares outstanding          757,864     728,240     757,874     728,578
                                     =======     =======     =======     =======

         Basic earnings
         per share                      $.07        $.09        $.13        $.05
                                        ====      ======        ====        ====

         Basic EPS
         -weighted average
         shares outstanding          757,864     728,240     757,874     728,578

         Effect of dilutive
                securities:
         Stock options                 2,893      23,764       2,893      23,551
                                       -----      ------       -----      ------

         Diluted EPS
         -weighted average
         shares outstanding          760,757     752,004     760,767     752,129
                                     =======     =======     =======     =======

         Diluted earnings
         per share                      $.07        $.08        $.13        $.05
                                        ====        ====        ====        ====

4.   Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company for the three-month and six-month periods ended September 30, 2003 and September 30, 2002. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

     In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

                                              Wealth
                                  Corporate   Management
                                  Trust       Group        Other        Total

         Three-month periods:

            September 30, 2003
            Revenues:
         Bond Servicing Income    $498,650           -          -       $498,650
         IRA Servicing Fees        128,397     $78,573          -        206,970
         Trust Fee Income                -     478,015          -        478,015
         Interest Income                 -           -    $15,364         15,364
                                  --------    --------     ------     ----------
                                  $627,047    $556,588    $15,364     $1,198,999
                                  ========    ========     ======     ==========

         General & Administrative
         Expenses                 $339,140    $448,716   $317,472     $1,105,328
                                 ---------    --------   --------     ----------

            September 30, 2002
            Revenues:
         Bond Servicing Income    $453,172           -          -       $453,172
         IRA Servicing Fees        154,466     $71,786          -        226,252
         Trust Fee Income                -     350,119          -        350,119
         Interest Income                 -           -     $9,796          9,796
                                  --------    --------    -------     ----------
                                  $607,638    $421,905     $9,796     $1,039,339
                                  ========    ========    =======     ==========

         General & Administrative
         Expenses                 $328,592    $303,944   $300,185       $932,721
                                  --------    --------   --------       --------

         Six-month periods:

            September 30, 2003
            Revenues:
         Bond Servicing Income    $874,044           -          -       $874,044
         IRA Servicing Fees        298,129    $155,696          -        453,825
         Trust Fee Income                -     953,283          -        953,283
         Interest Income                 -           -    $60,856         60,856
                                ----------  ----------    -------     ----------
                                $1,172,173  $1,108,979    $60,856     $2,342,008
                                ==========  ==========    =======     ==========

         General & Administrative
         Expenses                 $706,898    $821,421   $640,971     $2,169,290
                                  --------    --------    -------     ----------

            September 30, 2002
            Revenues:
         Bond Servicing Income    $855,988           -          -       $855,988
         IRA Servicing Fees        331,337    $146,632          -        477,969
         Trust Fee Income                -     648,807          -        648,807
         Interest Income                 -           -    $20,056         20,056
                                ----------    --------    -------     ----------
                                $1,187,325    $795,439    $20,056     $2,002,820
                                ==========    ========    =======     ==========

         General & Administrative
         Expenses                 $758,731    $619,417   $564,697     $1,942,845
                                  --------    --------   --------     ----------

            Total Assets by
               Segment          $1,016,297    $376,402 $1,948,759     $3,341,458
                                ----------    -------- ----------     ----------

5.   Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations all of which must be "liquid" (as defined by the State) as of September 30, 2003. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,391 at September 30, 2003. These assets are classified as restricted cash in the accompanying balance sheets

     Colonial is involved in lawsuits and claims incidental to the ordinary course of its operations. In the opinion of management, based on consultation with legal counsel, with the possible exception of the event mentioned below, the effect of such matters will not have a material adverse effect on the Company.

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

     The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and
     (iii) pre-judgment interest on the above loan fees.


     A trial in the above matter took place on November 3-5, 2003. At the conclusion of the trial, the Court issued a bench ruling: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, and (c) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court. The Court ordered counsel for the personal representative to submit a form of Order within 30 days for review by the Court and all other parties. Certain parties in the litigation, including the Company, will have the right to appeal all or portions of the Court's Order when issued.


     The Company has accrued a liability on its September 30, 2003 balance sheet of $47,750 as a result of the foregoing. This accrued liability represents the Company's current best estimate of the Company's liability for the after-tax damages suffered as a result of the Trust's payment of the loan fees described above. It is also possible that the Company will incur additional liability as a result of the above litigation, including without limitation liability for certain of its trustee's fees, attorneys' fees and costs related to the above trust and litigation. However, the Company is presently unable to determine whether it will incur any such additional liability, the amount, if any, of such potential liability, or the period in which such potential liability may be capable of calculation.

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

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances, and there have been no changes in these policies since the fiscal year end of March 31, 2003. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.


     Results of Operations - Three-Month Periods Ended September 30, 2003 and September 30, 2002
     ------------------

     The Company had net earnings of $55,266, or $.07 diluted earnings per share, for the three-month period ended September 30, 2003, compared to an earnings of $62,952, or $.08 per diluted share, for the three-month period ended September 30, 2002, a decrease in net earnings of 12%. The Company had total revenue of $1,198,999 for the three-month period ended September 30, 2003, compared to total revenue of $1,039,339 for the same three-month period in the prior year, an increase of 15%.

     The Corporate Trust segment's revenue increased to $627,047 for the period ended September 30, 2003, compared to $607,638 for the period ended
     September 30, 2002, an increase of 3%. The Wealth Management Group segment's revenue increased to $556,588 for the period ended September 30, 2003, compared to $421,905 for the period ended September 30, 2002, an increase of 32%.

     The Corporate Trust segment's bond servicing revenue increased to $498,650 for the period ended September 30, 2003, compared to $453,172 for the period ended September 30, 2002, an increase of 10%. The increase in bond servicing revenue was primarily attributable to the following factors. First, sinking fund late fee income increased approximately $26,000 in the current quarter compared to the three months ended September 30, 2002 as a result of a large payoff on one delinquent bond issue. Second, bond call fees in the current quarter exceeded these fees in the prior comparable quarter by approximately $22,000 due to a more than doubling of bond calls, measured in original issue amounts, between these two quarters. Third, schedule B interest (defined below) of approximately $13,000 was earned in the three months ended September 30, 2003; none was recorded in the comparable prior quarter. Schedule B interest is additional interest from bond issuers due to interest rates being below 4%. These factors were partially offset by a reduction of approximately $15,000 in interest received on investment balances due to lower rates in the current quarter. At September 30, 2003, the Company was serving as trustee and paying agent on 439 non-profit bond offerings totaling approximately $382,000,000 in original principal amount; at September 30, 2002, the Company was serving as trustee and paying agent on 504 non-profit bond offerings totaling approximately $466,300,000 in original principal amount.

     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $128,397 for the period ended September 30, 2003, compared to $154,466 for the period ended September 30, 2002, a decrease of 17%. This decrease was primarily due to a reduction of approximately $31,000 in interest on investment balances due to lower rates in the current three months ended September 30, 2003 compared to the three months ended September 20, 2002. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $78,573 for the period ended September 30, 2003, compared to $71,786 for the period ended September 30, 2002, an increase of 9%. The increase in the Wealth Management Group segment's IRA revenue was primarily due to an increase in the number of IRA's serviced by the Company. At September 30, 2003, the Corporate Trust segment was servicing 9,736 IRA's with an aggregate value of approximately $191,638,000, and the Wealth Management Group segment was servicing 301 IRA Accounts with an aggregate value of approximately $66,900,000. At September 30, 2002, the Corporate Trust segment was servicing 9,973 IRA Accounts with an aggregate value of approximately $136,100,000, and the Wealth Management Group segment was servicing 270 Accounts with an aggregate value of approximately $50,500,000.


     The Wealth Management Group segment's trust revenue increased to $478,015 for the period ended September 30, 2003, compared to $350,119 for the period ended September 30, 2002, an increase of 37%. The increase in trust revenue was primarily due to the following factors. First, a single trust relationship was added in January 2003 that generated fees of approximately $137,000 in the quarter ended September 30, 2003. Second, a trust relationship was terminated in the current quarter which resulted in termination fees of approximately $34,000. These factors were partially offset by the following factors. First, approximately $29,000 in real estate fees and other irregularly occurring service fees were collected in the quarter ended September 30, 20002. Second, approximately $8,000 in past-due prior fiscal year employee benefit trust fees were collected in the comparable prior quarter. At September 30, 2003, the Wealth Management Group segment was serving as trustee or agent for 620 trust, investment accounts, or other accounts with a fair market value of approximately $235,000,000. At September 30, 2002, the Wealth Management Group segment was serving as Trustee or agent for 639 trust, investment accounts, or other accounts with a fair market value of approximately $118,000,000.

     Interest  and other  income  increased  to  $15,364  for the  period  ended
     September 30, 2003, compared to $9,796 for the period ended September 30, 2002 an increase of 57%. This increase was primarily due to the following items: First, the Company had higher collections of interest on sinking fund accounts receivable due to payoffs in the current quarter. Second, the Company recognized compound interest on a bond investment called during the current quarter; Third, the Company had a larger master note receivable balance with Church Loans & Investment Trust in the current quarter, partially offset by lower interest rates.

     The Corporate Trust segment's general and administrative expenses increased to $339,140 for the period ended September 30, 2003, compared to $328,592 for the period ended September 30, 2002, an increase of 3%, but remained at 54% of segment revenues for the period ended September 30, 2003 as compared to the period ended September 30, 2002. The Wealth Management Group Segment's general and administrative expenses increased in the aggregate to $448,716 for the period ended September 30, 2003, compared to $303,944 for the period ended September 30, 2002, an increase of 48%, and increased to 81% of segment revenues. The Corporate Trust segment's general and administrative expense as a percentage of segment revenues remained constant with the comparable prior year's quarter because expenses grew proportionately to the increase in revenues in both segments.

     The increase in the Wealth Management segment's general and administrative expenses as a percentage of segment revenues was primarily due to first, an accrual of $47,750 for a loss contingency in the Estate of Dorothy Long litigation (see Notes to Condensed Financial Statements 5. Commitments and Contingencies), and second, higher personnel costs related to new sales and support staff to further stimulate business development.

     The Company's effective income tax rate remained constant at 41.0% for the three-month periods ended September 30, 2003 and September 30, 2002.


     Results of Operations - Six-Month Periods Ended September 30, 2003 and September 30, 2002
     ------------------

     The Company had net earnings of $101,945, or $.13 diluted earnings per share, for the period ended September 30, 2003, compared to net earnings of $35,386, or $.05 diluted earnings per share, for the period ended September 30, 2002, an increase in net earnings of 188%. The Company had total revenue of $2,342,008 for the period ended September 30, 2003, compared to total revenue of $2,002,820 for the prior comparable year.

     The Corporate Trust segment's revenue decreased to $1,172,173 for the period ended September 30, 2003, compared to $1,187,325 for the period ended September 30, 2002, a decrease of 1%. The Wealth Management Group segment's revenue increased to $1,108,979 in the period ended September 30, 2003, compared to $795,439 for the period ended September 30, 2002, an increase of 39 %.

     The Corporate Trust segment's bond servicing revenue increased to $874,044 for the period ended September 30, 2003, compared to $855,988 for the period ended September 30, 2002, an increase of 2%. The increase in bond servicing revenue was primarily attributable to the following factors. First, revenues associated with bond calls (due to bond issuer refinancings through loans or other products) in the six months ended September 30, 2003 exceeded these fees in the comparable prior period by approximately $32,000 due to a more than doubling of the level of bond calls, measured in original issue amounts. Management believes these refinancings, which do not result in on-going fees to the Company and which negatively impact bond servicing revenues, will continue to negatively impact such revenues in the foreseeable future. Second, Schedule B interest of approximately $18,000 was earned in the six months ended September 30, 2003; none of this type of revenue was recorded in the comparable prior period. Schedule B interest is additional interest from bond issuers due to interest rates being below 4%. Third, the Company received other miscellaneous, irregularly- occurring trust charges of approximately $24,000 in the current period in excess of similar fees in the prior period. These items were partially offset by the following factors. First, the Company experienced a reduction of approximately $33,000 in interest-related earnings on investment balances due to lower interest rates in the current six months ended September 30, 2003 compared to the comparable prior six-month period. Second, the Company's annual maintenance fees pertaining to bond issue servicing were approximately $22,000 less than the comparable prior period due to the reduction of outstanding bond issues caused by bond calls, as described above.


     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $298,129 for the period ended September 30, 2003, compared to $331,337 for the period ended September 30, 2002, a decrease of 10%. This decrease was primarily due to a reduction of approximately $55,000 in interest received on investment balances due to lower interest rates partially offset by approximately $17,000 in IRA account transfer, termination and conversion fees in the current period ended September 30, 2003 compared to the comparable prior period.

     Revenue from the Wealth Management Group segment's IRA servicing activities increased to $155,696 for the period ended September 30, 2003, compared to $146,632 for the period ended September 30, 2002, an increase of 6%. The increase was primarily due to the increase in the number of IRA Accounts serviced by the Company.

     The Wealth Management Group segment's trust fee income increased to $953,283 for the period ended September 30, 2003, compared to $648,807 for the period ended September 30, 2002, an increase of 47%. The foregoing increase was primarily due to the following factors. First, the Company experienced an increase in the value of trust, investment or other accounts serviced by it, due largely to the addition of a single relationship that commenced in January 2003; approximately $273,000 of the Company's increased fees in such period were attributable to the addition of this single relationship. Second, one of the Company's trust relationships terminated in the current period which resulted in termination fees of approximately $34,000. Third, the Company generated approximately $18,000 in real estate fees and other irregularly occurring service fees in excess of those fees earned in the comparable prior six month period. These factors were partially offset by the Company's recovery in the six month period ended September 30, 2002, of approximately $24,000 in past-due prior fiscal year employee benefit trust fees.

     Interest income increased to $60,856 for the period ended September 30, 2003, compared to $20,056 for the period ended September 30,2002, an increase of 203%. This increase was primarily attributable to interest income recognized on the payoff of a large sinking fund accounts receivable in the current six month period.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $706,898 for the period ended September 30, 2003, compared to $758,731 for the prior period, and decreased to 60% of segment revenues for the period ended September 30, 2003, from 64% of segment revenues for the prior period. The decrease in the Corporate Trust segment's general and administrative expenses as a percentage of segment revenues was due primarily to the following factors. First, the Company had significantly less expenses associated with the Stevens Bankruptcy Proceeding in the current period compared to the comparable prior period (see Part I, Item 4: Legal Proceedings of the Company's Form 10-KSB for the fiscal year ended March,31 2003). Specifically, approximately $32,000 was expensed in the six months end September 30, 2002, net of approximately $72,000 in reimbursements by the Company's E & O insurance carrier, as compared to the expensing of approximately $600 of costs in the six months ended September 30, 2003. Second, write-offs of approximately $52,000 of previously unidentified trust account reconciling items occurred in the six months ended September 30, 2002. That process was completed as of March 31 2003; therefore, there were no expenses incurred in the current six month period. These cost savings in the current period were partially offset by higher bank fees (approximately $14,000) and personnel costs (approximately $39,000) reflecting inflationary increases of payroll and benefits. The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $821,421 for the period ended September 30, 2003, compared to $619,417 for the period ended September 30, 2002, but decreased to 74% of segment revenues for the period ended September 30, 2003 from 78% for the period ended September 30, 2002. The decrease in the Wealth Management Group segment's general and administrative expenses as a percentage of segment revenues was due primarily to a greater proportionate increase in revenues resulting mostly from an increase in the value of accounts serviced by the Company, as compared to the net increase in expenses for the six months ended September 30, 2003. The increase in revenues primarily resulted from: first, the addition of a single trust relationship in January 2003 which generated fees of approximately $273,000 in the six months ended September 30, 2003 and none in the prior comparable six month period; second, higher Agency fees of approximately $60,000 in the six months ended September 30, 2003, including the termination of a trust relationship which resulted in termination fees of approximately $34,000; and third, approximately $18,000 more in irregularly occurring estate fees in the current period. These factors were partially offset by higher fees in the following categories occurring in the previous comparable six month period; first, approximately $29,000 in real estate fees and other irregularly occurring service fees; second, the recovery of approximately $24,000 in past-due prior fiscal year employee benefit trust fees in the comparable prior period. The current period's expense increase included an accrual of $47,750 for a loss contingency in the Estate of Dorothy Long litigation (see Notes to Condensed Financial Statements 5. Commitments and Contingencies), and additional personnel costs including the addition of a new business development officer, and higher investment advisory service fees associated with the new single trust relationship mentioned above, in the six months ended September 30, 2003, as compared to the comparable prior period.

     The Company's effective income tax rate remained constant at 41% for the six-month periods ended September 30, 2003, and September 30, 2002.


     Liquidity and Capital Resources
     -------------------------------

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,920,106 on September 30, 2003. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Part I, Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2003. At September 30, 2003, $506,391 of the Company's net capital met the Department's liquidity requirements.


     The Company's cash and cash equivalents decreased from $243,048 on March 31, 2003, to $121,329 on September 30, 2003, while the note receivable increased from $353,635 on March 31, 2003, to $560,628 on September 30, 2003. The decrease in the cash and cash equivalents was primarily due to payments of approximately $207,000 advanced under the note receivable and approximately $27,000 in purchases of property, furniture and equipment, partially offset by approximately $113,000 in cash flow provided by operations. The increase in the note receivable was due to advances made of approximately $206,000 mentioned above. The Company's net property and equipment decreased from $665,503 on March 31, 2003, to $643,340 on September 30, 2003. The decrease was primarily due to depreciation of existing property and equipment exceeding the purchase of additional furniture, equipment and computer hardware and software for employees.

     The  Company  believes  that it will be  able  to  satisfy  its  regulatory capital, working capital and capital expenditure requirements (including amounts required to be paid as a result of the litigation discussed in "Part II: Item 1- Legal Proceedings") for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust. The Company is continuing to actively consider and analyze potential merger, going private and other strategic opportunities that may benefit the Company and its stockholders.



     New Accounting Pronouncements
     ------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No.141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Effective April 1, 2002, the Company complied with the provisions of Statement No. 142 which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement. The goodwill impairment test is a two-step process, and under the first step, the fair value of the reporting unit is compared with its carrying value. If the fair value of the reporting unit exceeds its carrying value (including goodwill), step two does not need to be performed. At September 30, 2003, management assessed the fair value of its Wealth Management Group reporting unit and found that it exceeded the unit's carrying value and consequently is of the opinion that there has been no impairment of goodwill.

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

     In November 2002, the EITF reached a consensus on Issue 00- 21, Multiple-Deliverable Revenue Arrangements ("EITF 00-21")EITF 00-21 Addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are "separate units of accounting." The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

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

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and
     (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have a material impact upon the Company's financial position, cash flows or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material impact upon the Company's financial position, cash flows or results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. However, in October 2003, the FASB deferred the effective date for implementation of FIN 46 until December 31, 2003. FIN 46 was originally effective for the quarter ended September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. Currently the Company believes that the provisions of FIN 46 will not have a material effect on its financial condition or results of operations. Management will continue to evaluate the provisions of FIN 46, including any modifications that may result from the FASB's deferral of the effective date, to determine its impact, if any, on the financial condition and results of operations of the Company.


Item 3.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


     Market Risk
     -----------

     In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2003.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and
     Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; a continuation of low interest rates which (i)may make traditional loans more attractive and result in the refinancing of bond financings (for which the Company earns fees as trustee and / or paying agent) into traditional loans (for which the Company does not earn fees), and (ii) will continue to negatively impact segments of the Company's revenues (such as revenues from the Corporate Trust segment's bond servicing activities, which are impacted to a significant extent by interest rates); the continued employment of key management; the success of the Company in its business development efforts;

     the continuation of the Company's investment advisory agreements with Hackett Investment Advisors, Inc., Meridian Investment Management, PlanMember Advisory Corp., and Stellar Capital Management and their success in managing the trust and investment agency accounts for which they provide services; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator, trustee and custodian for trust and investment agency accounts; the Company's potential additional liability as a result of the litigation discussed in "Part II: Item 1: Legal Proceedings"; and changes in rules and regulations adversely impacting the Company's business segments. Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation Risk Factors" in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2003, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.

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

     The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and
     (iii) pre-judgment interest on the above loan fees.


     A trial in the above matter took place on November 3-5, 2003. At the conclusion of the trial, the Court issued a bench ruling: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, and (c) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court. The Court ordered counsel for the personal representative to submit a form of Order within 30 days for review by the Court and all other parties. Certain parties in the litigation, including the Company, will have the right to appeal all or portions of the Court's Order when issued.


     The Company has accrued a liability on its September 30, 2003 balance sheet of $47,750 as a result of the foregoing. This accrued liability represents the Company's current best estimate of the Company's liability for the after-tax damages suffered as a result of the Trust's payment of the loan fees described above. It is also possible that the Company will incur additional liability as a result of the above litigation, including without limitation liability for certain of its trustee's fees, attorneys' fees and costs related to the above trust and litigation. However, the Company is presently unable to determine whether it will incur any such additional liability, the amount, if any, of such potential liability, or the period in which such potential liability may be capable of calculation.

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



                                       COLONIAL  TRUST COMPANY

     DATE:  November 14, 2003              BY:   /s/ John K. Johnson
                                                   John K. Johnson
                                                   Its:   President

     DATE:  November 14, 2003                BY:   /s/ Ian B. Currie
                                                   Ian B Currie
                                                   Its:   Controller & Treasurer