Form 10QSB
period 2003-12-31
COLONIAL TRUST CO /AZ
filed 2004-02-20
CIK 869296

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                                    Yes __________            No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 760,843

Transitional Small Business Disclosure Format (check one):

                                    Yes _________             No ___X______

                             COLONIAL TRUST COMPANY

                                      INDEX

                                                                            Page
Part I. Financial Information:

         Item 1: Financial Statements                                          3

                  Unaudited Condensed Balance Sheets                           3

                  Unaudited Condensed Statements of Operations                 4

                  Unaudited Condensed Statements of Cash Flows                 5

                  Notes to Unaudited Condensed Financial Statements            6

         Item 2: Management's Discussion and Analysis or
                  Plan of Operation                                           11

         Item 3: Controls and Procedures                                      18

Part II. Other Information

         Item 1: Legal Proceedings                                            19

         Item 2: Changes in Securities                                        19

         Item 3: Default Upon Senior Securities                               19

         Item 4: Submission of Matters to a Vote of Security Holders          20

         Item 5: Other Information                                            20

         Item 6a: Exhibits                                                    20

         Item 6b: Reports on Form 8-K                                         20

SIGNATURES                                                                    20

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                    Condensed Balance Sheets
                                          (Unaudited)
ASSETS                                 December 31, 2003          March 31, 2003
                                       -----------------          --------------

Cash and cash equivalents                    $314,581                   $243,048
Receivables                                 1,012,774                  1,145,631
Note receivable                               640,168                    353,635
Income taxes receivable                             -                      5,864
Property and equipment, net                   617,676                    665,503
Excess of cost over fair value acquired, net  104,729                    104,729
Restricted cash                               506,429                    506,377
Other assets                                  129,189                     99,436
                                              -------                     ------

                                           $3,325,546                 $3,124,223
                                           ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities     $381,780                   $305,990
                                             --------                   --------


Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     760,843 issued and outstanding at
     December 31, 2003 and 757,884 issued
     and outstanding at March 31, 2003        698,286                    689,286
Additional paid-in capital                    506,208                    506,208
Retained earnings                           1,739,272                  1,622,739
                                            ---------                  ---------
          Total Stockholders' Equity        2,943,766                  2,818,233
                                            ---------                  ---------

                                           $3,325,546                 $3,124,223
                                           ==========                 ==========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Unaudited Condensed Statements of Operations

                                     Three-month periods      Nine-month periods
                                     Ended December 31        Ended December 31

Revenues                               2003        2002         2003        2002
                                       ----        ----         ----        ----

Bond servicing revenue             $430,652    $428,284   $1,345,971  $1,285,902
IRA servicing fees-corporate        115,036     114,329      413,165     445,665
IRA servicing fees-personal trust    84,249      73,408      239,945     220,041
Trust fee income                    470,949     309,436    1,424,233     958,244
Interest & other income               8,949       7,779       28,531      26,204
                                      -----       -----       ------      ------

Total revenue                     1,109,835     933,236    3,451,845   2,936,056



General and administrative
        expenses                  1,084,988   1,181,727    3,254,279   3,124,571
                                  ---------   ---------    ---------   ---------

Earnings (loss) before income
        taxes                        24,847   (248,491)      197,566   (188,515)

Income taxes (benefit)               10,187   (101,881)       80,961    (77,291)
                                     ------   --------        ------    -------


Net earnings (loss)                 $14,660  ($146,610)     $116,605  ($111,224)
                                    =======  =========      ========  =========



Basic net earnings (loss)
        per common share               $.02      ($.19)         $.15      ($.15)
                                       ----      -----          ----      -----

Diluted net earnings (loss)
        per common share (1)           $.02      ($.19)         $.15      ($.15)
                                       ----      -----          ----      -----



Weighted average shares outstanding
-basic                              758,288     757,892      758,012     738,349
                                    =======     =======      =======     =======

Weighted average shares outstanding
-diluted                   (1)      758,931     757,892      760,155     738,349
                                    =======     =======      =======     =======


(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Unaudited Condensed Statements of Cash Flows

                                                              Nine-month periods
                                                              Ended December 31,
                                                                2003        2002
                                                                ----        ----
Cash flows from operating activities:

Net earnings (loss)                                         $116,605  ($111,224)

Adjustments to reconcile net earnings (loss) to
     Net cash provided by (used in) operating activities:
Depreciation and amortization                                 68,991      89,169
Loss on disposal of assets                                     6,496           -
Decrease (increase) in receivables                           132,857   (118,011)
Decrease (increase) in income taxes receivable                 5,864    (53,081)
Increase in other assets                                    (29,753)    (19,417)
Increase in accounts payable and accrued liabilities          75,790     146,895
                                                              ------     -------
Net cash provided by (used in) operating activities          376,850    (65,669)

Cash flows from investing activities:

Purchase of property and equipment                          (27,660)    (68,576)
Additions to note receivable                               (286,533)     (7,419)
Payments received on note receivable                               -     100,000
Decrease (increase) in restricted cash                          (52)      11,067
                                                                ----      ------
Net cash provided by (used in) investing activities        (314,245)      35,072

Cash flows from financing activities:

Proceeds from issuance of common stock under
  stock option plan                                            9,000      75,000
Purchase and retirement of common stock                         (72)     (6,454)
                                                                ----     -------
Net cash provided by financing activities                      8,928      68,546

Increase in cash and cash equivalents                         71,533      37,949
Cash and cash equivalents at beginning of period             243,048     166,592
                                                             -------     -------
Cash and cash equivalents at end of period                  $314,581    $204,541
                                                            ========    ========

See accompanying notes to condensed financial statements.

                             COLONIAL TRUST COMPANY



                Notes to Unaudited Condensed Financial Statements

1.       Significant Accounting Policies
         -------------------------------

In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year. The accompanying condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2003.

(a)      Nature of Business
         ------------------

         The Company was incorporated on August 15, 1989, in the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona Banking Department. The Company's common stock is registered under the Securities Exchange Act of 1934.

         The Company serves as trustee under various bond indentures for issuers of bonds in 41 states, and the District of Columbia. The issuers are primarily churches and other non-profit organizations. From time to time, the Company serves as trustee and/or paying agent on bond offerings of for-profit organizations. However, the Company's Board of Directors adopted a policy on October 8, 2001 pursuant to which the Company will not serve as indenture trustee on for-profit issuances without a unanimous consent of the Company's Trust & Investments Committee and the Board of Directors. Since this policy was adopted, the Company has not agreed to serve as indenture trustee on any new bond issues of for-profit entities. As trustee, the Company receives, holds, invests and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and, as paying agent, pays the semi-annual principal and interest payments to the bondholder.

         The  Company  also  serves  as  trustee  of  self-directed   individual
         retirement accounts for certain bondholders or employees of religious organizations.

         The Company's Wealth Management Group segment provides investment management, administration and custodial services for customers with various securities held in trust or in investment agency accounts. The Company also acts as custodian for self-directed individual retirement accounts through its Wealth Management Group.

         On December 30, 2003, the Company entered into a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, First State Bank (the "Agreement"), pursuant to which the Company agreed, subject to the satisfaction of certain conditions described in the Agreement, to sell to First State Bank substantially all of the assets of its Corporate Trust segment and certain other assets, more fully described in "Part I: Item 2-Management's Discussion and Analysis or Plan of Operation-Agreement to Sell Corporate Trust Division".

         The Company is continuing to actively consider and analyze potential merger, sale and other strategic opportunities with respect to the Wealth Management Group segment that may benefit the Company and its stockholders.

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

                                         Three months ended    Nine months ended
                                          December 31, 2003    December 31, 2003
                                          -----------------    -----------------


         Net earnings as reported                  $ 14,660            $ 116,605
         Total stock-based employee
         compensation expense/income
         determined under fair value
         based method for all awards,
         net of related tax effects                     399                2,172
                                                   --------            ---------
         Pro forma net earnings                    $ 14,261            $ 114,433
                                                   --------            ---------



         Basic earnings per share:
         As reported                                   $.02                $ .15
         Pro forma                                     $.02                $ .15
         Diluted earnings per share:
         As reported                                   $.02                 $.15
         Pro forma                                     $.02                 $.15

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

3.       Earnings (Loss) Per Share
         -------------------------

A reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for the three-month and nine-month periods ended December 31, 2003, and December 31, 2002 follows:

                                        Three-month periods   Nine-month periods
                                         Ended December 31,   Ended December 31,
                                          2003       2002       2003       2002
                                          ----       ----       ----       ----

         Net earnings (loss)           $14,660 ($146,610)   $116,605  ($111,224)
                                       ------- ----------   --------  ----------

         Basic EPS
         -weighted average
          shares outstanding           758,288    757,892    758,012     738,349
                                       =======    =======    =======     =======


         Basic EPS                        $.02     ($.19)       $.15      ($.15)
                                          ====     ======       ====      ======

         Basic EPS
         -weighted average
         shares outstanding            758,288    757,892    758,012     738,349

         Effect of dilutive securities:
         Stock options                     643          -      2,143           -
                                           ---       ----      -----        ----

         Diluted EPS
         -weighted average
         shares outstanding            758,931    757,892    760,155     738,349
                                       =======    =======    =======     =======

         Diluted EPS        (1)           $.02     ($.19)       $.15      ($.15)
                                          ====     ======       ====      ======

         Stock options not included in
         Diluted EPS since anti-dilutive     -     36,725          -      36,725
                                          ====     ======       ====      ======

(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.

4.       Business Segments
         -----------------

Operating results and other financial data are presented for the principal business segments of the Company for the three-month and nine-month periods ended December 31, 2003 and December 31, 2002. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

In computing operating profit by business segment, interest and other income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the other category.

                                              Wealth
Three-month periods:               Corporate  Management     Other     Total
                                   Trust      Group
                                    --------   --------      ------  ----------
December 31, 2003
-----------------
Bond Servicing Revenue              $430,652          -           -    $430,652
IRA Servicing Fees                   115,036    $84,249           -     199,285
Trust Fee Income                           -    470,949           -     470,949
Interest & Other Income                    -          -      $8,949       8,949
                                    --------   --------      ------  ----------
                                    $545,688   $555,198      $8,949  $1,109,835
                                    --------   --------      ------  ----------

General & Administrative
Expenses                            $368,063   $428,239    $288,686  $1,084,988
                                    --------   --------    --------  ----------


December 31, 2002
-----------------
Bond Servicing Revenue              $428,284          -           -    $428,284
IRA Servicing Fees                   114,329    $73,408           -     187,737
Trust Fee Income                           -    309,436           -     309,436
Interest & Other Income                    -          -      $7,779       7,779
                                    --------   --------      ------    --------
                                    $542,613   $382,844      $7,779    $933,236
                                    --------   --------      ------    --------

General & Administrative
Expenses                            $546,845   $332,550    $302,332  $1,181,727
                                    --------   --------    --------  ----------


                                              Wealth
Nine-month periods:                Corporate  Management     Other     Total
                                   Trust      Group
                                    --------   ---------     ------  ----------

December 31, 2003
-----------------
Bond Servicing Revenue            $1,345,971           -          -  $1,345,971
IRA Servicing Fees                   413,165    $239,945          -     653,110
Trust Fee Income                           -   1,424,233          -   1,424,233
Interest & Other Income                    -           -    $28,531      28,531
                                  ----------  ----------    -------  ----------
                                  $1,759,136  $1,664,178    $28,531  $3,451,845
                                  ----------  ----------    -------  ----------

General & Administrative
Expenses                         $1,074,961   $1,249,660   $929,658  $3,254,279
                                  ----------  ----------    -------  ----------

Total Assets by Segment            $792,073     $364,578 $2,168,894  $3,325,546
                                   --------     -------- ----------  ----------


December 31, 2002
-----------------
Bond Servicing Revenue           $1,285,902            -          -  $1,285,902
IRA Servicing Fees                  445,665     $220,041          -     665,706
Trust Fee Income                          -      958,244          -     958,244
Interest & Other Income                   -            -    $26,204      26,204
                                 ----------   ----------    -------  ----------
                                 $1,731,567   $1,178,285    $26,204  $2,936,056
                                 ----------   ----------    -------  ----------

General & Administrative
Expenses                         $1,305,576     $951,967   $867,028  $3,124,571
                                 ----------     --------   --------  ----------

Total Assets by Segment            $865,546     $271,912 $1,854,533  $2,991,991
                                   --------     -------- ----------  ----------

5.   Commitments and Contingencies
     -----------------------------

Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations, all of which must be "liquid" (as defined by the State) as of December 31, 2003. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,429 at December 31, 2003. These assets are classified as restricted cash in the accompanying balance sheets.

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

The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative at the time the allegedly-wrongful acts occurred. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and (iii) pre-judgment interest on the above loan fees.

A trial in the above matter took place on November 3-5, 2003. At the conclusion of the trial, the Court issued a bench ruling: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, and (c) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court. The personal representative has submitted a form of
Order for approval by the Court; however, counsel for the personal representative has objected to this form of Order and has submitted its own proposed Order to the Court, which the Company has notified the Court that it approves. No ruling has been made by the Court with respect to the Orders submitted to it. Certain parties in the litigation, including the Company, will have the right to appeal all or portions of the Court's Order when issued.

The Company has accrued a liability on its December 31, 2003 balance sheet of $47,750 as a result of the foregoing. This accrued liability represents the Company's current best estimate of the Company's liability for the after-tax damages suffered as a result of the Trust's payment of the loan fees described above. The Company has also included approximately $38,000 for legal fees relating to this litigation incurred in the quarter ended December 31, 2003 in its general and administrative expenses. It is also possible that the Company will incur additional liability as a result of the above litigation, including without limitation an obligation to repay to the Trust certain of the trustee's fees, attorneys' fees and costs previously paid to the Company from Trust Assets. However, the Company is presently unable to determine whether it will incur any such additional liability, the amount, if any, of such potential liability, or the period in which such potential liability may be capable of calculation.

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

         Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures which are discussed in note 1 of the Company's financial statements included in this Form 10-QSB. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. There have been no changes in assumptions since the fiscal year end of March 31, 2003 and estimates have been updated through December 31, 2003. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. In particular, with respect to the litigation described in "Part II - Item 1. Legal Proceedings," entry of an order requiring the Company to pay sums in excess of the amount accrued by the Company on its December 31, 2003 balance sheet would change the Company's estimate of its probablility of loss with respect to that litigation.

         Results of Operations-Three-Month Periods Ended December 31, 2003 and December 31, 2002.
         ------------------

         The Company had net earnings of $14,660, or $.02 per diluted share, for the quarter ended December 31, 2003, compared to a net loss of $146,610, or $.19 per diluted share, for the quarter ended December 31, 2002, an increase in net earnings of 110%. The Company had total revenue of $1,109,835 for the period ended December 31, 2003, compared to total revenue of $933,236 for the period ended December 31, 2002, an increase of 19%.

         The Corporate Trust segment's revenue increased to $545,688 for the period ended December 31, 2003, compared to $542,613 for the period ended December 31, 2002, an increase of 1%. The Wealth Management Group segment's revenue increased to $555,198 for the period ended December 31, 2003, compared to $382,844 for the period ended December 31, 2002, an increase of 45%.

         The Corporate Trust segment's bond servicing income increased to $430,652 for the period ended December 31, 2003, compared to $428,284 for the period ended December 31, 2002, an increase of 1%. The increase in bond servicing income is an immaterial amount, however there were several larger items that substantially offset each other. These included approximately $27,000 in interest collected on accounts receivable for delinquent bond issuers. This item was reclassified during the current quarter from "Other" under the Business Segments because it relates directly to the bond servicing business. This increase in bond servicing revenue was partially offset by the following. Annual maintenance fees were approximately $17,000 less in the current quarter as a result of increased bond calls that resulted from bond issuers refinancing into traditional loans or other products that do not generate fees for the Company. Bond calls amounted to approximately $27 million and $115 million in original principal amounts in the three and nine-month periods ended December 31, 2003, respectively; additionally, schedule b fees, which are additional interest received from bond issuers due to interest rates being below 4%, were approximately $16,000 less in the current period primarily due to lower fund balances on which the fees are calculated. At December 31, 2003, the Company was serving as trustee and paying agent on 415 bond offerings totaling approximately $370,276,000 in original principal amount; at December 31, 2002, the Company was serving as trustee and paying agent on 502 bond offerings totaling approximately $472,000,000 in original principal amount.

         Revenue from the Corporate Trust segment's IRA servicing activities increased slightly to $115,036 for the period ended December 31, 2003, compared to $114,329 for the period ended December 31, 2002, an increase of less than 1% which is an immaterial amount. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $84,249 for the period ended December 31, 2003, compared to $73,408 for the period ended December 31, 2002, an increase of 15%. This increase was due to an increase in the number of IRA's being serviced by the Company. At December 31, 2003, the Corporate Trust segment was servicing 9,662 IRA's with an aggregate value of approximately $193,764,000, and the Wealth Management Group segment was servicing 298 IRA's with an aggregate value of approximately $69,100,000. At December 31, 2002, the Corporate Trust segment was servicing 9,993 IRA's with an aggregate value of approximately $178,700,000, and the Wealth Management Group segment was servicing 285 accounts with an aggregate value of approximately $55,300,000.

         The Wealth Management Group segment's trust fee income increased to $470,949 for the period ended December 31, 2003, compared to $309,436 for the period ended December 31, 2002, an increase of 52%. The increase in trust fee income was primarily due to the addition of a single trust relationship which commenced in January 2003, accounting for approximately $138,000 of the increase in this current period, and approximately $20,000 in one-time death related trust service fees in the current quarter. It should be noted that revenue from the single trust relationship previously mentioned will most likely cease in the first calendar quarter of 2004. At December 31, 2003, the Wealth Management Group segment was serving as trustee or agent for 598 trust, investment, or other accounts with a fair market value of approximately $241,500,000. At December 31, 2002, the Wealth Management Group segment was serving as trustee or agent for 643 trust, investment, or other accounts with a fair market value of approximately $111,700,000.

         Interest income increased to $8,949 for the period ended December 31, 2003, compared to $7,779 for interest and other income in the period ended December 31, 2002, an increase of 15%. The increase was primarily attributable to higher balances generating greater income on the master note receivable. The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $368,063 for the period ended December 31, 2003, compared to $546,845 for the period ended December 31, 2002, a decrease of 33%, and decreased to 67% of segment revenues for the period ended December 31, 2003, from 101% of segment revenues for the period ended December 31, 2002. The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $428,239 for the period ending December 31, 2003, compared to $332,550 for the period ended December 31, 2002, an increase of 29%, but decreased to 77% of segment revenues for the period ended December 31, 2003, compared to 87% of segment revenues for the period ended December 31, 2002. The Corporate Trust segment's general and administrative expenses as a percentage of revenues decreased primarily as a result of several large expenses included in the previous quarter but not in the current quarter. First, in the previous quarter, the Company incurred approximately $86,000 for the Stevens Bankruptcy Proceeding and the Adversary Proceeding, including the settlement payment net of insurance reimbursements. Second, in the previous quarter, the Company incurred expenses, of approximately $91,000 as a result of reconciliation item write-offs. The increase in Wealth Management Group segment's general and administrative expenses were due primarily to an increase in personnel costs of approximately $45,000, including a new business development officer and support staff, increased commission expense and investment advisory fees of approximately $41,000 associated with administering the single trust relationship added in January 2003, and litigation expense of approximately $38,000 related to the Dorothy Long lawsuit which is more fully explained at Note 5 - Commitments and Contingencies. These items were partially offset by higher soft dollar expense reimbursements of approximately $27,000.

         The Company's effective income tax rate was 41.0 % for the three-month periods ended December 31, 2003 and 2002.


         Results of Operations-Nine-Month Periods Ended December 31, 2003 and December 31, 2002 .
         -------------------

         The Company had net earnings of $116,605, or $.15 per diluted share, for the period ended December 31, 2003, compared to a net loss of $111,224, or $.15 per diluted share, for the period ended December 31, 2002, an increase in net earnings of 205%. The Company had total revenue of $3,451,845 for the period ended December 31, 2003, compared to total revenue of $2,936,056 for the period ended December 31, 2002, an increase of 18%.

         The Corporate Trust segment's revenue increased to $1,759,136 for the period ended December 31, 2003, compared to $1,731,567 for the period ended December 31, 2002, an increase of 2%. The Wealth Management Group segment's revenue increased to $1,664,178 for the period ended December 31, 2003, compared to $1,178,285 for the period ended December 31, 2002, an increase of 41%.

         The Corporate Trust segment's bond servicing income increased to $1,345,971 for the period ended December 31, 2003, compared to $1,285,902 for the period ended December 31, 2002, an increase of 5%. The increase in bond servicing income was primarily attributable to the following factors. First, interest income collected on accounts receivable for delinquent bond issuers in the nine months ended December 31, 2003 was approximately $67,000 greater than the previous period. This item was reclassified during the current period from "Other" under the Business Segments because it relates directly to the bond servicing business. Second, the Company generated approximately $39,000 more in bond call fees as a result of bond issuers refinancing into traditional loans or other products that do not generate fees for the Company; bond calls of approximately $115 million and $55 million in original principal amounts occurred in the nine-month periods ended December 31, 2003, and 2002 respectively. Third, the Company's revenues from miscellaneous trust services were approximately $26,000 higher in the current period as compared with the prior nine-month period. These items were partially offset by the following factors. First, interest earnings on investments were approximately $35,000 less than the previous period due to lower interest rates, partially offset by higher investment balances generating these earnings in the current period. Second, annual maintenance fees were approximately $39,000 less in the current period despite an increase of approximately $3 million in new non-profit bond issues in the current period over the prior period. This decrease was caused by a greater number of bond calls (more fully explained above) in the current period, which reduced the overall total of outstanding bond issues in the current period on which the Company earns annual fees. The above factors are expected to continue to negatively impact such revenues in the foreseeable future.

         Revenue from the Corporate Trust segment's IRA servicing activities decreased to $413,165 for the period ended December 31, 2003, compared to $445,665 for the period ended December 31, 2002, a decrease of 7%. The decrease in the Corporate Trust segment's IRA revenues was primarily due to a reduction in interest earnings caused by lower interest rates, partially offset by earnings on higher un-invested customer cash balances. The decrease in Corporate Trust segment's IRA interest earnings was partially offset by approximately $23,000 in higher account termination or conversion fees in the current period. In the nine-month period ended December 31, 2003, there was a net decrease of 465 in the number of IRA accounts managed by the Corporate Trust segment; however, the aggregate value of accounts under management increased by approximately $10 million. Revenue from the Wealth
         Management Group segment's IRA servicing activities increased to $239,945 for the period ended December 31, 2003, compared to $220,041 for the period ended December 31, 2002, an increase of 9%. The increase in the Wealth Management Group segment's IRA revenue was primarily due to an increase in the number and market value of accounts serviced by the Company.

         The Wealth Management Group segment's trust fee income increased to $1,424,233 for the period ended December 31, 2003, compared to $958,244 for the period ended December 31, 2002, an increase of 49%. The increase in trust fee income was primarily due to the following factors. First, the Company added a single trust relationship which commenced January 2003, accounting for approximately $411,000 of the increase in the current period (it should be noted that revenue from this relationship will most likely cease in the first calendar quarter of 2004). Second, trust fee income also increased during the current period because of termination fees of approximately $34,000 received by the Company on a single agency trust account in the current period.

         Interest and other income increased to $28,531 for the period ended December 31, 2003, compared to $26,204 for interest and other income in the period ended December 31, 2002, an increase of 9%. The net increase was primarily attributable to higher balances generating greater income on the master note receivable.

         The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,074,961 for the period ended December 31, 2003, compared to $1,305,576 for the prior period, a decrease of 18%, and decreased to 61% of segment revenues for the period ended December 31, 2003, compared to 75% for the period ended December 31, 2002. The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $1,249,660 for the period ended December 31, 2003, compared to $951,967 for the period ended December 31, 2002, an increase of 31%, but decreased to 75% of segment revenues for the period ended December 31, 2003, compared to 81% of segment revenues for the period ended December 31, 2002. The Corporate Trust segment's general and administrative expenses decreased in the aggregate primarily as a result of several large expenses included in the previous nine months but not in the current nine months. First, the Company incurred expences of approximately $118,000 in the previous period as a result of the Stevens Bankruptcy Proceeding and the Adversary Proceeding, including the settlement payment net of insurance reimbursements. Second, the Company incurred expenses of approximately $143,000 in the previous period as a result of trust account reconciliation item write-offs. The increase in Wealth Management Group segment's general and administrative expenses were due primarily to an increase in personnel costs of approximately $101,000, including a new business development officer and support staff, increased commission expense and investment advisory fees of approximately $174,000 associated with administering the single trust relationship added in January 2003, and litigation expense of approximately $86,000 related to the Dorothy Long lawsuit (which is more fully explained at Note 5 - Commitments and Contingencies). These items were partially offset by higher soft dollar expense reimbursements of approximately $80,000.


         The Company's effective income tax rate remained constant at 41% for the nine-month periods ended December 31, 2003 and December 31, 2002.

         Liquidity and Capital Resources
         -------------------------------

         Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,943,766 on December 31, 2003. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Part I Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2003. At December 31, 2003, $506,429 of the Company's net capital met the Department's liquidity requirements.

         The Company's cash and cash equivalents increased from $243,048 on March 31, 2003, to $314,581 on December 31, 2003, while the note receivable increased from $353,635 on March 31, 2003, to $640,168 on December 31, 2003. The increase in the cash and cash equivalents was primarily due to net cash provided by operating profits and substantial collections of receivables from delinquent bond issuers of approximately $377,000, partially offset by payments of approximately $287,000 advanced under the note receivable in order to generate higher interest earnings and approximately $28,000 in purchases of property, furniture and equipment. The increase in the note receivable was due to advances made and interest accrued of approximately $287,000 mentioned above. The Company's net property and equipment decreased from $665,503 on March 31, 2003, to $617,676 on December 31, 2003. The decrease was primarily due to depreciation of existing property and equipment exceeding the purchase of additional furniture, equipment and computer hardware and software for employees.

         The Company believes that it will be able to satisfy its regulatory capital, working capital and capital expenditure requirements (including amounts required to be paid as a result of the litigation discussed in "Part II: Item 1- Legal Proceedings") for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust, which totaled approximately $640,000 at December 31, 2003.

         Agreement to Sell Corporate Trust Division
         ------------------------------------------

         On December 30, 2003, the Company entered into a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, First State Bank (the "Agreement"), pursuant to which the Company agreed, subject to the satisfaction of certain conditions described in the Agreement, to sell to First State Bank substantially all of the assets of its Corporate Trust segment and certain other assets, including without limitation (a) certain accrued fees, receivables, prepaid expenses and rights under contracts ("Contracts") of Corporate Trust, (b) all equipment and personal property used in the conduct of the business of Corporate Trust, (c) the real property and facilities located at 5336 N. 19th Avenue, Phoenix, Arizona which comprise the Company's corporate headquarters, and (d) all furniture and fixtures located on the above-referenced real estate. First State Bank also agreed to assume certain liabilities associated with Corporate Trust, including without limitation (i) Corporate Trust's accrued expenses,
         (ii) certain liabilities and obligations with respect to the Contracts,
         (iii) a prorated portion of the real estate taxes attributable to the real estate being purchased, and (iv) liabilities under certain equipment lease agreements, hardware maintenance agreements and related agreements. The parties further agreed that at the Closing under the Agreement, First State Bank would be the substitute fiduciary for the Company on each of the Company's accounts of Corporate Trust and that, effective as of such Closing, the Company would be released from all fiduciary duties with respect to Corporate Trust. It is anticipated that First State Bank would operate Corporate Trust from the Company's current headquarters following the Closing under the Agreement.

         The purchase price to be paid by First State at the Closing will be paid in cash and will equal the sum of (i) $819,000, representing the agreed-upon value of the above-referenced real estate, (ii) the aggregate book value of the Corporate Trust assets being purchased, less the book value of the Corporate Trust liabilities being assumed, at the Closing, and (iii) $550,000, representing the goodwill premium paid to the Company.

         Subject  to  credit  checks,  First  State  Bank  has  agreed  to offer employment, effective as of the Closing, to all of the current employees of Corporate Trust, including John K. Johnson, Cecil Glovier and Ian Currie, the President, Chief Operating Officer and Controller/Treasurer, respectively, of the Company. Messrs. Johnson and Glovier also executed employment and non-competition agreements to be effective at the Closing.

         The Agreement is subject to the approval of the shareholders of the Company, receipt of all required regulatory approvals, the Company's receipt of a fairness opinion from its investment banker, Bank Advisory Group, and certain other customary closing conditions. If such approvals are received and all Closing conditions are satisfied, it is expected that Closing under the Agreement would occur in the second quarter of 2004.

         Potential Sale of Wealth Management Group
         -----------------------------------------

         The Company is continuing to actively consider and analyze potential merger, sale and other strategic opportunities with respect to the Wealth Management Group segment that may benefit the Company and its stockholders.

         New Accounting Pronouncements
         -----------------------------

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends Statement of Financial Accounting Standards No. 123. Accounting for Stock-Based Compensation ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on the Company's financial position and results of operations.

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

         In January  2003,  the EITF  reached a  consensus  on Issue No.  02-16,
         "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF Issue No. 02-16 provides guidance on how resellers of vendors' products should account for cash consideration received from their vendors. The provisions of EITF Issue No. 02-16 applies to arrangements, including modifications of existing arrangements, entered into after December 31, 2002 and are implemented in this document. The adoption of EITF Issue No. 02-16 did not have a material impact on the Company's financial position or results of operations.

Item 3.    Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

         Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and
         Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's agreement to sell substantially all of the assets of its Corporate Trust segment and certain other assets, to Happy Bancshares, Inc., subject to the satisfaction of certain conditions described in the Agreement; the Company's continuation to actively consider and analyze potential merger, sale and other strategic opportunities with respect to the Wealth Management Group segment that may benefit the Company and its stockholders; the Company's continued involvement in each of its current business segments; the Company's success in maintaining relationships with the broker/dealers with whom it currently does business; the success of the Company's efforts to develop relationships with other broker/dealers who can serve as a source of referrals for the Company; a continuation of low interest rates which (i) may make traditional loans more attractive and result in the refinancing of bond financings (for which the Company earns fees as trustee and / or paying agent) into traditional loans (for which the Company does not earn fees), and (ii) will continue to negatively impact segments of the Company's revenues (such as revenues from the Corporate Trust segment's bond servicing activities, which are impacted to a significant extent by interest rates); the continued employment of key management; the success of the Company in its business development efforts; the continuation of the Company's investment advisory agreements with Hackett Investment Advisors, Inc., Meridian Investment Management, PlanMember Advisory Corp., and Stellar Capital Management and their success in managing the trust and investment agency accounts for which they provide services; increased staffing or office needs not currently anticipated; competitive factors, such as increased competition for the services provided by the Company in one or more of its business segments; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator, trustee and custodian for trust and investment agency accounts; the Company's potential additional liability as a result of the litigation discussed in "Part II: Item 1:
         Legal Proceedings"; and changes in rules and regulations adversely impacting the Company's business segments. Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation Risk Factors" in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2003, and elsewhere in our
         Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.

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

The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative at the time the allegedly-wrongful acts occurred. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and (iii) pre-judgment interest on the above loan fees.

A trial in the above matter took place on November 3-5, 2003. At the conclusion of the trial, the Court issued a bench ruling: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, and (c) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court. The personal representative has submitted a form of
Order for approval by the Court; however, counsel for the personal representative has objected to this form of Order and has submitted its own proposed Order to the Court, which the Company has notified the Court that it approves. No ruling has been made by the Court with respect to the Orders submitted to it. Certain parties in the litigation, including the Company, will have the right to appeal all or portions of the Court's Order when issued.

The Company has accrued a liability on its December 31, 2003 balance sheet of $47,750 as a result of the foregoing. This accrued liability represents the Company's current best estimate of the Company's liability for the after-tax damages suffered as a result of the Trust's payment of the loan fees described above. Approximately $38,000 has also been included in general and administrative expenses in the quarter ended December 31, 2003 for legal fees relating to this litigation. It is also possible that the Company will incur additional liability as a result of the above litigation, including without limitation an obligation to repay to the Trust certain of the trustee's fees, attorneys' fees and costs previously paid to the Company from Trust Assets. However, the Company is presently unable to determine whether it will incur any such additional liability, the amount, if any, of such potential liability, or the period in which such potential liability may be capable of calculation.





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


         (b)     Reports on Form 8-K:

                 The Company filed a Form 8-K on January 28, 2004 relating to a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, First State Bank, pursuant to which the Company agreed, subject to the satisfaction of certain conditions, to sell substantially all of the assets of its Corporate Trust division and certain other assets. See "Part I:
                 Item 2-Management's Discussion and Analysis or Plan of Operation-Agreement to Sell Corporate Trust Division".





                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   COLONIAL TRUST COMPANY

         DATE:  February 17, 2004            BY:   /s/ John K. Johnson
                                                       John K. Johnson
                                             Its:   President

         DATE:  February 17, 2004            BY:   /s/ Ian B. Currie
                                                       Ian B. Currie
                                             Its:   Controller & Treasurer