Form 10KSB
period 2004-03-31
COLONIAL TRUST CO /AZ
filed 2004-07-15
CIK 869296

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2004
                    ----------------------------------------


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


     Issuer's revenue for its most recent fiscal year: $4,447,257.


     Based on the average of the bid and asked prices of the Registrant's Common Stock on July 12, 2004 ($3.00), the aggregate market value of the Common Stock held by non-affiliates of the Registrant was $1,908,342 as of June 4, 2004.


     As of July 12, 2004, 760,843 shares of the Registrant's Common Stock were outstanding.

                                TABLE OF CONTENTS

                                                                         Page

PART I

           Item  1:  Description of Business                              4

           Item  2:  Description of Properties                           13

           Item  3:  Legal Proceedings                                   14

           Item  4:  Submission of Matters to a Vote of
                     Security Holders                                    14



PART II

           Item  5:  Market for Common Equity and Related
                     Stockholder Matters                                 14

           Item  6:  Management's Discussion and Analysis
                     or Plan of Operation                                15

           Item  7:  Financial Statements                                25

           Item  8:  Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                43

           Item  8a:  Controls and Procedures                            43



PART III

           Item  9:  Directors and Executive Officers of
                     the Registrant                                      44

           Item 10:  Executive Compensation                              47

           Item 11:  Security Ownership of Certain Beneficial
                     Owners and Management                               51


           Item 12:  Certain Relationships and Related
                     Transactions                                        52

           Item 13:  Exhibits, List and Reports on Form 8-K              52


           Item 14:  Principal Accountant Fees and Services              53

                                     PART I


Item 1.    Description of Business.


           Forward Looking Statements

     This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time by filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements may include, but not be limited to, projections of revenues, income or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project" and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation and does not intend to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-KSB, including but not limited to those contained below in "Item 1: Description of Business - Agreement to Sell Corporate Trust Business" and "Agreement to Sell Wealth Management Group Business," and "Item 6: Management's Discussion and Analysis or Plan of Operation," describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.


           General

     Colonial Trust Company (the "Company" or "Colonial") was incorporated under the laws of the State of Arizona on August 15, 1989. The business operations of the Company commenced on September 11, 1989. From the time of its organization through September 30, 1990, the Company was a wholly-owned subsidiary of Church Loans and Investments Trust ("Church Loans"), a real estate investment trust located in Amarillo, Texas. On October 1, 1990, all of the capital stock of the Company was distributed to the stockholders of Church Loans on the basis of one share of common stock of the Company for each share of Church Loans stock owned on such date.

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

     In its capacity as trustee for bond offerings of non-profit organizations, the Company receives proceeds from the sale of the bonds and distributes those proceeds according to the purposes of the bond offering. The Company invests such proceeds in Bank One's Premium Commercial Money Market Accounts according to the terms of the Company's investment policy and the applicable trust indenture. In its capacity as paying agent, the Company also receives periodic sinking fund payments (payments of principal and interest on the bonds by the non-profit organizations, typically made on a weekly basis) and distributes the sinking fund payments to bondholders pursuant to a trust indenture between the Company and the non-profit organization. In instances in which a bondholder has transferred ownership of a bond for which the Company is serving as paying agent, the Company serves as transfer agent and effects the transfer of such bond between the former and current bondholder. If the non-profit organization defaults under the terms of the trust indenture, the Company forecloses on the property securing the payment of the bonds (typically real estate and related improvements owned by the non-profit organization, such as a church), attempts to sell the property, and thereafter distributes the proceeds (if any) received from the foreclosure sale to bondholders.

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

     As of March 31,2004, the Company had served as trustee and/or paying agent and/or escrow agent for 923 bond offerings totaling approximately $861 million in original principal amount. The foregoing includes a total of 48 bond offerings in original principal amount of approximately $68 million originated in the fiscal year ended March 31, 2004. The Company's revenues from these activities represented approximately 39% of the Company's aggregate revenues for the year ended March 31, 2004. See "Item 7-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2004 and 2003."

     As of March 31, 2004, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers originated bonds representing approximately 82% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ended March 31, 2004, 4 broker/dealers originated 100% of the aggregate principal amount of all new bond issues. The Company's ability to generate bond-servicing fees is dependent upon the ability of broker/dealers to originate bond offerings for non-profit organizations and the Company's ability to maintain or develop a relationship with broker/dealers who are successful in originating such bond offerings.

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

     At March 31, 2004, the Company was serving as trustee for approximately 9,714 IRA's with an aggregate value of approximately $195 million. Revenue from the Company's activities in this area represented approximately 12% of the Company's aggregate revenues for the year ended March 31, 2004. See "Item 7-Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2004 and 2003."

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


           Wealth Management Group Segment
           -------------------------------

     The Wealth Management Group segment provides traditional investment management, administration and custodial services for customers with assets (cash, securities, real estate or other assets) held in trust or in an investment agency account. It also serves as custodian for self-directed IRA's and trustee for managed IRA's. At March 31, 2004, the Wealth Management Group segment served as trustee or agent for 591 trust, other accounts, or investment agency accounts with a fair market value of approximately $441 million, and served as custodian or trustee for approximately 291 IRA's with a fair market value of approximately $71 million.

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

     The Wealth Management Group segment terminated its investment advisory agreement on April 30, 2004 with Hackett Investment Advisors, Inc. ("HIA"), an investment advisor located in Scottsdale, Arizona. Pursuant to this agreement, HIA had served as investment advisor to the Company on a portion of the investment accounts of the Wealth Management Group segment. HIA further referred to the Wealth Management Group segment all business opportunities for which an independent corporate fiduciary is necessary or appropriate.

     The Wealth Management Group segment was previously party to an investment advisory agreement dated June 3, 1999 with Feldman Securities Group, L.L.C. ("FSG"). This agreement was terminated on March 31, 2003 and FSG was replaced by Meridian Investment Management (MIM). Pursuant to this agreement, this segment designated MIM, and MIM served as investment advisor, on a portion of the designated investment accounts of the Wealth Management Group segment. The Company paid MIM 22% of the fees collected for managed assets. The initial term of the agreement expired on March 31, 2004 and was not renewed.

     The Wealth Management Group ("WMG") segment entered into an agreement with Dubuque Bank & Trust Company ("DBT") on April 30, 2004. Pursuant to this agreement, DBT will provide investment advisory services on a portion of the investment accounts of the WMG segment and replace the investment advisory agreements WMG had with HIA and MIM. The WMG segment pays DBT 30% of the gross fees collected by the Company from the segment's investment management accounts receiving DBT advisory services. The Company is also a party to a Purchase and Assumption Agreement dated March 26, 2004 with DBT and its Parent, Heartland Financial USA, Inc., as amended by an addendum dated April 26, 2004. Pursuant to the foregoing, the Company has agreed, subject to the satisfaction of certain conditions, to sell to DBT and / or an affiliate of DBT substantially all of the Wealth Management Group segment. See "Agreements to Sell Corporate Trust Business and Wealth Management Businesses," immediately below.

     The profitability of the Wealth Management Group segment is largely dependent on the Company's ability to meet the needs of its market segment. Such needs vary widely and are determined in large part by the terms of the governing trust documents. Where applicable, the Wealth Management Group segment retains legal, investment, tax and other advisors to fulfill its responsibilities. Revenues from the Wealth Management Group segment represented approximately 49% of the Company's aggregate gross revenues for the year ended March 31, 2004. See "-Growth Plans" and "Item 6: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2004 and 2003."


     Agreements to Sell Corporate Trust and Wealth Management Group Businesses


     The Company has entered into a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, Happy State Bank, dated December 30, 2003, as amended by that First Amendment to Purchase and Assumption Agreement dated June 22, 2004, pursuant to which the Company agreed to sell substantially all of the assets of its Corporate Trust segment to Happy State Bank, and Happy State Bank agreed to assume certain liabilities associated with the Corporate Trust segment. The Company has also entered into a Purchase and Assumption Agreement with Heartland Financial USA, Inc. and its subsidiaries, Dubuque Bank and Trust Company ("DBT") and Arizona Bank & Trust Company ("ABT") dated March 26, 2004, as amended by that Addendum to Purchase and Assumption Agreement dated April 26, 2004, pursuant to which the Company agreed to sell substantially all of the assets of its Wealth Management Group segment to DBT and/or ABT, and DBT, and DBT agreed to assume certain liabilities associated with the Wealth Management Group segment. Both of the foregoing sales are subject to the satisfaction of certain conditions, including approval of the Company's shareholders. See "Item 7 - Management's Discussion and Analysis or Plan of Operation - Agreement to Sell Corporate Trust Business" and " - Agreement to Sell Wealth Management Group Business."

     The Company's Board of Directors has also approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), which would include a reverse stock split for purposes of making liquidating distributions to the Company's shareholders. Pursuant to the Plan of Liquidation, the Company will distribute to its shareholders the net proceeds from the sale of all of the Company's property and assets that can be sold, including the net proceeds from the sales of the Company's Corporate Trust segment and the Company's Wealth Management Group segment described above. The foregoing distributions would be made net of the Company's expenses incurred in connection with the sale of its two business segments, taxes associated with such transactions, and expenses associated with the liquidation of the Company and the wind-down of the Company's operations. The Plan of Liquidation is subject to the satisfaction of certain conditions, including without limitation, approval of the Company's shareholders of the Plan of Liquidation and approval of both the sale of the Corporate Trust segment and the Wealth Management Group segment and the subsequent consummation of both sales transactions. In the event the Plan of Liquidation is approved and consummated, the Company intends to file a Form 15 with the Securities and Exchange Commission (the "SEC") and terminate its obligation to file periodic reports with the SEC. See "Item 7 - Management's Discussion and Analysis or Plan of Operation - Agreement to Sell Corporate Trust Business" and " - Agreement to Sell Wealth Management Group Business."

     If the Company's shareholders approve the sale of the Corporate Trust segment and the sale of the Wealth Management segment, but do not approve the Plan of Liquidation, we will attempt to consummate the sale of the Corporate Trust segment and the Wealth Management segment and will explore the alternatives then available for the future of the Company, including using available cash to acquire other businesses or companies.

     If the Company's shareholders approve the sale of the Corporate Trust segment, but do not approve the sale of the Wealth Management segment, the Company will attempt to consummate the sale of the Corporate Trust segment and will explore the alternatives then available, including searching for alternative purchasers for the Company's Wealth Management business. The Company may also choose to distribute all or part of any net cash that it receives from the sale of the Corporate Trust segment in the form of a dividend to its shareholders. If the Company's shareholders approve the sale of the Wealth Management segment, but do not approve the sale of the Corporate Trust segment, the Company will attempt to consummate the sale of the Wealth Management segment and will explore the alternatives then available, including searching for alternative purchasers for its Corporate Trust business. The Company may also choose to distribute all or part of any net cash that it receives from the sale of the Wealth Management segment in the form of a dividend to its shareholders.

     If the Company's shareholders do not approve the sale of the Wealth Management segment, the sale of the Corporate Trust segment, or the Plan of Liquidation, the Company will continue to operate its Corporate Trust and Wealth Management businesses and explore the alternatives then available for the future of the Company, including searching for alternative purchasers for those businesses. The discussion that follows assumes that neither the sale of the Company's Corporate Trust segment nor the Company's Wealth Management segment are consummated, that the Plan of Liquidation and Dissolution is also not consummated, and that the Company will continue to operate both its Corporate Trust segment and its Wealth Management segment.

     The Company intends to (i) attempt to expand its non-profit bond servicing operations by attempting to increase the number of bond offerings it services which are initiated by broker/dealers with whom the Company has an existing relationship, and (ii) attempt to develop relationships with additional broker/dealers from whom the Company will receive bond servicing referrals. The Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2005 compared to its revenues from such activities in the fiscal year ended March 31, 2004 due to a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent as well as a continuing high level of bond calls due to low interest rates and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. See "Item 6:
Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2004 and 2003." Due to the increased attractiveness of traditional loans, the Company will continue pursuing the necessary steps to allow it, directly or through an affiliate, to offer loans to non-profit entities that prefer traditional loan financing to bond financing. There may be no assurance that the Company will provide traditional loan financing at any time in the future.


     The Company also intends to attempt to expand its IRA servicing business through attempting to develop relationships with new broker/dealers with whom the Company has not previously had a relationship. There may be no assurance that the Company will be successful in its efforts to increase IRA servicing revenues. See " Item 6: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Year Ended March 31, 2004 and 2003."

     The Company also intends to attempt to expand its traditional trust account and investment agency account business by (i) attempting to procure additional business from lawyers, accountants and other trust professionals in the Phoenix area with whom the Company has an existing relationship, and (ii) attempting to develop relationships with additional trust professionals in the Phoenix area who will serve as referral sources for the Company. There may be no assurances that the Company will be successful in its efforts to increase trust account and investment agency account servicing revenues. See " Item 6: Management's Discussion and Analysis or Plan of Operation - Results of Operations for the Years Ended March 31, 2004 and 2003."

     The Wealth Management Group entered into an affiliation agreement with PlanMember Service Corporation of Carpinteria ("PSC"), California, on March 11, 2003, wherein the Wealth Management Group and PlanMember Service Corporation will cooperatively work to develop mutual retirement plan service arrangements with sponsoring employers in Colonial's Arizona market. Colonial will serve as the directed trustee in company sponsored 401(k) plans and PSC will provide investment, administrative, and recordkeeping services. Management expects the retirement plan services revenue component to become a significant portion of the earnings of the Wealth Management Group over the next three years, although the Company has only generated approximately $27,000 in revenues in the current fiscal year and there may be no assurance what revenues may be realized in the future from these services. Staff resources have been reallocated within the Wealth Management Group segment in order to sell or service the accounts resulting from this affiliation during fiscal year 2005.

     The foregoing discussion entitled " Agreements to Sell Corporate Trust and Wealth Management Group Businesses" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's successful or unsuccessful sale of one or both of its current business segments, the Company's successful or unsuccessful consummation of the Plan of Liquidation and Dissolution; the continued employment of key management; the Company's success in marketing its existing relationships with broker/dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the Company's success in providing traditional loan financing to non-profit entities, should it commence such activities; the continuation of the Company's investment advisory agreement with DBT and its success in managing the trust and IRA's for which they provide services; the Company's success in servicing 401(k) accounts; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; the Company's ability to procure E&O insurance with appropriate coverage levels and other terms; a change in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business; and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."


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

           Regulation, Licensing and Supervision

     The Company's operations are subject to ongoing regulation, licensing and supervision under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Department of Banking. Under applicable rules and regulations of the Arizona Department of Banking, the Company files periodic reports with the Department and is subject to periodic examinations by that Department.

     Under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 on March 31, 2004. Arizona law also requires that $500,000 of such net capital must meet the Department's liquidity requirements. At March 31, 2004, $506,242 of the Company's net capital met the Department's liquidity requirements. The Company has satisfied these liquidity requirements and believes that it will be able to maintain its compliance with these requirements from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Demand Note with its former parent, Church Loans and Investments Trust.

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

     The Company believes that approximately $621 million of the funds which it held in the ordinary course of business at March 31, 2004 would be classified as "non-discretionary" assets and approximately $126 million of the funds which it held in the ordinary course of business at March 31, 2004 would be described as "discretionary" assets. The Company also does not believe that its discretionary or its non-discretionary assets will grow in the foreseeable future to the levels, that will require additional capital. However, there may be no assurance that the Arizona Banking Department will agree with the Company's classification of its assets as non-discretionary or discretionary, and to date no regulations or interpretations concerning these provisions have been issued by the Arizona Banking Department. Additionally, although the Company does not believe that it is likely to receive a "four" or "five" composite rating from the Arizona Banking Superintendent in the foreseeable future, there may be no assurance in this regard. The Company believes that it would be able to procure any additional capital that might be required in the foreseeable future as a result of the above requirements from existing cash balances, from anticipated cash flow from operating activities or from funds available under the Company's Master Note with its former parent, Church Loans & Investments Trust. See "Item 6: Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."


     In the event the Company is required to have additional capital, including additional liquid capital, for one of the above purposes, the Company believes that this requirement can be satisfied from funds available under the Master Demand Note, cash flow from operations, collection of receivables or borrowings secured by the Company's Corporate headquarters.

     Arizona law also requires the Company to maintain a fidelity bond against dishonesty, fraud, theft, embezzlement and other similar insurable losses. Under legislation, which became effective on August 9, 2001, this fidelity bond must be in the minimum amount of $2.4 million. The fidelity bond must also be adequate in relation to the Company's potential exposure. The Company believes that it has been in compliance with these requirements to date and will continue to be in compliance with these requirements in the future, including the fidelity bond requirements imposed by the new legislation.

     Arizona law also requires the Company to maintain errors and omissions insurance of at least $500,000. This insurance must also be adequate in relation to the Company's potential exposure. The Company maintains errors and omissions insurance of $3,000,000. It was previously disclosed in the Company's 10-KSB for the year ended March 31, 2003 "Regulation, Licensing and Supervision", that the Company's E&O insurance for the period commencing on September 1, 2002 excluded coverage for new claims submitted by the Company after September 1, 2002 that relate to the period prior to September 1, 2002. The Company renewed its E & O insurance coverage effective September 1, 2003 with full coverage of any claims previously excluded under the prior year's coverage mentioned above.

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


           Employees

     At March 31, 2004, the Company employed 47 people. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.




Item 2.    Description of Properties.

     The Company owns an office building located at 5336 N. 19th Avenue in Phoenix, Arizona. The building is approximately 10,000 square feet in size and serves as the Company's executive offices. This building is included in the Corporate Trust assets to be purchased by Happy State Bank. See "Item 6-Management's Discussion and Analysis or Plan of Operation-Agreement to Sell Corporate Trust Business."

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

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed in the Arizona Maricopa County Superior Court, Probate Division, by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company served as trustee. The personal representative of the Trust has alleged that the Company breached its duties as trustee in connection with the Trust.

     The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative at the time the allegedly-wrongful acts occurred. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and (iii) pre-judgment interests on the above loan fees.

     A trial in the above matter took place on November 3-5, 2003. Following the trial, the Court entered a final order of judgment: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, plus interest through the date of payment of the judgment, (c) that the Company was liable for certain attorney's fees and costs incurred in connection with the above litigation which had previously been paid from the Trust, and (d) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court.

     The Company paid a total of $254,556 to the Trust in March 2004 as a result of the order of judgment in the above matter. The Company has also paid legal fees to its counsel of $44,406 in connection with this matter. These sums are reflected as general and administrative expenses in the Company's income statement for the fiscal year ended March 31, 2004.

     Additionally, counsel for the personal representative has filed a notice of appeal with respect to the above order of judgment. The Company is presently unable to determine whether any additional costs will be incurred as a result of the appeal.



Item 4.    Submission of Matters to a Vote of Security Holders.

     None.


                                     Part II


Item 5.    Market for Common Equity and Related Stockholder Matters.

     On July 7, 2004, the Company had approximately 1,694 stockholders of record. There is no established public trading market for the Company's Common Stock, The Company has not paid any dividends in the last two fiscal years ended March 31, 2004 and does not expect to pay dividends in the foreseeable future.

     The high and low sales prices for the Company's Common Stock during the years ended March 31, 2004 and March 31, 2003, were $3.50 and $3.00 per share, and $3.50 and $2.50 per share, respectively. Such prices represent negotiated sales between buyers and sellers without mark-up, mark-down or retail commission. The Company served as transfer agent in connection with all such transactions.


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



           Results of Operations for the Years Ended March 31, 2004 and 2003

Overview

     The Company had net earnings of $.01 per share for the fiscal year ended March 31, 2004, compared to net earnings of $.10 per share in the fiscal year ended March 31, 2003.

     The Company's Corporate Trust segment bond servicing revenues decreased to $1,715,403 in the current fiscal year, compared to $1,909,680 in the comparable prior year, a decrease of 10%. This decrease was attributable in large part to a significant number of bond issuer refinancings into traditional loans or other financing products that do not generate fees for the Company (refinancings exceeded new issues generated in the current year by 89%, as compared to 32% in the prior year). The Company anticipates that the foregoing factor and an anticipated decrease in the number and principal amount of new bond offerings for which the Company will serve as trustee and paying agent in the next fiscal year will continue to negatively impact the results of operations of its Corporate Trust segment for at least the next fiscal year.

     The Company's Wealth Management Group trust income increased to $1,836,324 in the current fiscal year, compared to $1,369,130 in the comparable prior year, an increase of 34%. However, this increase was due in large part to the fact that the Company generated eleven months of revenues from one significant trust relationship (or $529,064 in total) in the current fiscal year, compared to three months of revenues (or $118,696 in total) from this relationship in the prior fiscal year. Moreover, this trust relationship terminated in February 2004, and the Company will generate no revenues from this relationship in the fiscal year ending March 31, 2005. Additionally, the performance of the Wealth Management Group segment in the current fiscal year was negatively impacted by the Company's payment of approximately $300,000 in litigation expenses in connection with a lawsuit filed against the Company and other parties by the personal representative of a former trust client.

              Corporate Trust             2004         2003  Percentage Increase
                                                                   (decrease)

Bond Servicing Revenue              $1,715,403   $1,909,680          (10%)
IRA Servicing Fees                     534,817      553,520          ( 3%)
General and Administrative Expenses  1,447,186    1,656,748          (13%)


          Wealth Management Group         2004         2003  Percentage Increase
                                                                   (decrease)

Trust Income                        $1,836,324   $1,369,130           34%
IRA Servicing Fees                     322,666      292,866           10%
General and Administrative Expenses  1,784,272    1,215,175           47%


Detailed Discussion

     The Company had net earnings of $7,219, or $.01 diluted earnings per share, for the fiscal year ended March 31, 2004, compared to net earnings of $75,644, or $.10 diluted earnings per share, for the fiscal year ended March 31, 2003. The Company had total revenues of $4,447,257 for the fiscal year ended March 31, 2004, compared to total revenues of $4,161,886 for the fiscal year ended March 31, 2003, an increase of 7%.

     The Corporate Trust segment's revenue decreased to $2,250,220 for the fiscal year ended March 31, 2004, compared to $2,463,200 for the fiscal year ended March 31, 2003, a decrease of 9%. The Wealth Management Group segment's revenue increased to $2,158,990 for the fiscal year ended March 31, 2004, compared to $1,661,996 for the fiscal year ended March 31, 2003, an increase of 30%.

     The Corporate Trust segment's bond servicing revenue decreased to $1,715,403 for the fiscal year ended March 31, 2004, compared to $1,909,680 for the fiscal year ended March 31, 2003, a decrease of 10%. The decrease in bond servicing revenue was primarily attributable to the following factors. First, interest earnings on investments were approximately $98,000 less than the previous year due to lower interest rates, partially offset by generally higher investment balances generating these earnings in the current year. The Company's investment balances fluctuate depending upon the number of new bond issuances originated in the period approximately 12 months prior thereto for which the Company serves as trustee and paying agent. The Company's generally higher investment balances in the current year therefore reflect a slight increase in the number of new bond issuances in which the Company serves as trustee and paying agent that were originated in the current year, compared to the previous year. However, bond issuer refinancings into traditional loans or other products that do not generate fees for the Company continued to negatively impact bond servicing revenues. The above factors are expected to continue to negatively impact such revenues in the foreseeable future. These lower interest earnings on investments were partially offset by approximately $46,000 of higher collections, in the current year as compared to the prior year, of interest income on receivables which have arisen as a result of amounts advanced on bond issues in various stages of foreclosure. Second, bond issuer refinancings mentioned above exceeded new issues generated in the current year by 89%, as compared to 32% in the prior year. This reduction in net managed issues negatively impacts the Company's volume of annual maintenance fees, which were approximately $60,000 less in the current year as compared to the prior year. Third, sinking fund late fee income was approximately $101,000 less than the previous year due to a smaller number of collections of fees owed.

     The Company is serving as trustee and paying agent on 48 bond offerings in the original principal amount of approximately $68 million which were originated in the fiscal year ended March 31, 2004, compared to 39 bond offerings in the original principal amount of approximately $66 million which were originated in the fiscal year ended March 31, 2003. Additionally, at March 31, 2004, the Company was serving as trustee and paying agent on 405 bond offerings totaling approximately $371 million in original principal amount; at March 31, 2003, the Company was serving as trustee and paying agent on 480 bond offerings totaling approximately $431 million in original principal amount. The Company anticipates that its bond servicing revenues will decrease in the fiscal year ending March 31, 2005 compared to its revenues from such activities in the recently-completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent, although the magnitude of such decrease will be dependent upon the strength of the non-profit bond market, the amount of market share which the Company is able to garner, competition from traditional lenders and other factors which are not presently ascertainable. The Company anticipates that its bond servicing revenues will also be negatively impacted in the next fiscal year by refinancings into traditional loans or other products that do not generate fees for the Company; in this regard, the Company anticipates that bond issuer refinancings will exceed new issues in its next fiscal year, although the degree to which this will occur is not presently ascertainable.

     Revenue from the Corporate Trust segment's IRA servicing activities decreased to $534,817 for the fiscal year ended March 31, 2004, compared to $553,520 for the fiscal year ended March 31, 2003, a decrease of 3%. The net decrease in revenue from Corporate Trust segment IRA servicing activities was primarily due to a reduction in earnings caused by lower interest rates, which more than offset the increase in investment balances generating these earnings in the current year. Additionally, this decrease in revenue was partially offset by higher maintenance fees generated by higher IRA account volumes and higher termination, transfer and conversion fees in the current year as compared to last year. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $322,666 for the fiscal year ended March 31, 2004, compared to $292,866 for the fiscal year ended March 31, 2003, an increase of 10%. Fees increased in the current year primarily as a result of higher account market values on which these fees are based.

     At March 31, 2004, the Corporate Trust segment was servicing 9,714 IRA's with an aggregate value of approximately $195 million, and the Wealth Management Group segment was servicing 291 IRA's with an aggregate value of approximately $71 million. At March 31, 2003, the Corporate Trust segment was servicing 10,127 IRA's with an aggregate value of approximately $184 million, and the Wealth Management Group segment was servicing 293 accounts with an aggregate value of approximately $55 million.

     The Wealth Management Group segment's trust income increased to $1,836,324 for the fiscal year ended March 31, 2004, compared to $1,369,130 for the fiscal year ended March 31, 2003, an increase of 34%. At March 31, 2004, the Wealth Management Group segment was serving as trustee or agent for 591 trust, investment accounts, or other accounts with a fair market value of approximately $441 million. At March 31, 2003, the Wealth Management Group segment was serving as trustee or agent for 650 trust, investment accounts, or other accounts with a fair market value of approximately $235 million. The increase in the Wealth Management Group segment's trust income was largely due to the earning of eleven months of revenue, or $529,064 in total, in a new significant trust relationship in the current fiscal year, as compared to three months of revenue, or $118,696 in total, for that trust relationship in the prior fiscal year. It should be noted, however, that this significant trust relationship was terminated in February 2004. Because of such termination, the Company will realize no revenues from this relationship in the fiscal year ending March 31, 2005, which will likely have a material adverse impact on the Wealth Management Group's revenues and profitability in the upcoming fiscal year.


     Interest & Other Income increased to $38,047 for the fiscal year ended March 31, 2004, compared to $36,690 for the fiscal year ended March 31, 2003, an increase of 4%. The increase was primarily attributable to higher balances in the master note receivable on which interest was earned in the current year as compared to the prior year. These higher balances resulted primarily from the investment of cash collected from the payoff of a number of receivables related to bond issues in various stages of foreclosure, as well as cash flow from operations.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,447,186 for the fiscal year ended March 31, 2004, compared to $1,656,748 for the fiscal year ended March 31, 2003, a decrease of 13%, and decreased to 64% of segment revenues for the fiscal year ended March 31, 2004, compared to 67% of segment revenues in the fiscal year ended March 31, 2003. This decrease was largely attributable to two factors. First, approximately $124,000 less in expenses were incurred in the current year as compared to the prior year in connection with the Stevens bankruptcy proceeding and the litigation filed against the Company related thereto. Pursuant to the Settlement Agreement, Colonial paid $100,000 to the Trustee, and the other settling defendants agreed to make payments to the Trustee in various amounts, which payments were funded in January 2003. Second, approximately $86,000 of previously unidentified trust account reconciling items were expensed and the write-off was finalized in the year ended March 31, 2003.

     The Wealth Management Group segment's general and administrative expenses increased in the aggregate to $1,784,272 for the fiscal year ended March 31, 2004, compared to $1,215,175 for the fiscal year ended March 31, 2003, an increase of 47%, and increased to 83% of segment revenues for the fiscal year ended March 31, 2004, compared to 73% of segment revenues for the fiscal year ended March 31, 2003. This increase was attributable to the following two factors. First, increased investment advisory service fees and commission expense of approximately $99,000 and $111,000 respectively, due to the approximately full year of service provided to the significant trust relationship which commenced in January 2003, compared to only three months of service/expense in the prior year. Second, approximately $300,000 in litigation expense associated with the Dorothy Long lawsuit (see "Item 4 - Legal Proceedings" for a more detailed explanation) was incurred in the current fiscal year with zero expense in the prior year.

     In addition to the foregoing, the Company has incurred legal, accounting, tax and other fees and expenses of approximately $155,000 in the fiscal year ended March 31, 2004 in connection with the Company's proposed sales of its Corporate Trust and Wealth Management Group businesses and the proposed Plan of Liquidation and Dissolution of the Company. The Company anticipates that it will incur an additional $$170,000 - $195,000 in costs in connection with the foregoing transactions in the fiscal year ending March 31, 2005. The Company has accounted for such costs as deferred sales costs on the Company's March 31, 2004 balance sheet. However, if such sales transactions are not consummated and the Plan of Liquidation and Dissolution is not effected, the fees and expenses associated with such transactions will be treated as general and administrative expenses which would have a material adverse impact on the Company's results of operations for the Company's fiscal year ended March 31, 2005.


     The Company's effective income tax rate was 41% for the fiscal year ended March 31, 2004.

     Results of Operations for the Years Ended March 31, 2003 and 2002

Overview

     The Company had net earnings of $.10 per share for the fiscal year ended March 31, 2003, compared to a net loss of $.11 per share for the fiscal year ended March 31, 2002.

     The Company's Corporate Trust segment bond servicing revenues decreased to $1,909,680 for the fiscal year ended March 31, 2003, compared to $1,941,750 for the comparable prior year, a decrease of 2%. This decrease was due in significant part to a decrease of $220,000 in earnings on investments in the current year, which in turn was due in large part to fewer new bond issuances being originated for which the Company serves as trustee and paying agent (due to the Company's loss of market share for such services and to the attractiveness of traditional loans and other financings which do not generate fees for the Company) and to an increase in refinancings by bond issuers into traditional loans or other financing products. The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,656,748 in the fiscal year ended March 31, 2003, compared to $1,750,689 in the comparable prior year, a decrease of 5%. Such decrease was largely attributable to $206,000 less in expenses incurred in the fiscal year ended March 31, 2003 as compared to the prior year in connection with the bankruptcy of the Stevens Financial Group (for which the Company served as indenture trustee on a series of bond offerings) and the litigation filed against the Company related thereto.

     The Company's Wealth Management Group trust income increased to $1,369,130 in the fiscal year ended March 31, 2003, compared to $984,582 for the comparable prior period, an increase of 39%. However, this increase was due in large part to the fact that the Company earned a full year's revenues in one significant new trust relationship in the fiscal year ended March 31, 2003, as compared to revenues for only a partial year from such account in the prior year, and to the fact that the value of the assets of a second new trust account increased significantly in the fiscal year ended March 31, 2003 compared to the prior year.

               Corporate Trust            2003        2002   Percentage Increase
                                                                 (decrease)

Bond Servicing Revenue              $1,909,680  $1,941,750          (2%)
IRA Servicing Fees                     553,520     606,981          (9%)
General and Administrative Expenses  1,656,748   1,750,689          (5%)


           Wealth Management Group        2003        2002   Percentage Increase
                                                                 (decrease)

Trust Income                        $1,369,130    $984,582           39%
IRA Servicing Fees                     292,866     257,962           14%
General and Administrative Expenses  1,215,175   1,063,647           14%

Detailed Discussion

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

     The Corporate Trust segment's revenue decreased to $2,463,200 for the fiscal year ended March 31, 2003, compared to $2,548,731 for the fiscal year ended March 31, 2002, a decrease of 3%. The Wealth Management Group segment's revenue increased to $1,661,996 for the fiscal year ended March 31, 2003, compared to $1,242,544 for the fiscal year ended March 31, 2002, an increase of 34%.

     The Corporate Trust segment's bond servicing revenue decreased to $1,909,680 for the fiscal year ended March 31, 2003, compared to $1,941,750 for the fiscal year ended March 31, 2002, a decrease of 2%. The decrease in bond servicing revenue was primarily attributable to the following factors. First, interest earnings on investments were approximately $220,000 less than the previous year due to lower interest rates and generally lower investment balances generating these earnings in the current year. The Company's investment balances fluctuate depending upon the number of new bond issuances originated in the period approximately 12 months prior thereto for which the Company serves as trustee and paying agent. The Company's lower investment balances in the current year therefore reflect a reduction in the number of new bond issuances in which the Company serves as trustee and paying agent that were originated in the prior year, compared to earlier years. The reduction in the number of new bond issuances in the prior year was due to a loss of market share by the Company in trustee and paying agent services and the increased attractiveness of traditional loans and other financings (as compared to bond financings) to non-profit entities seeking debt financing. Additionally, bond issuer re-financings into traditional loans or other products that do not generate fees for the Company continued to negatively impact bond servicing revenues. The above factors are expected to continue to negatively impact such revenues in the foreseeable future. Second, sinking fund late fee income was approximately $87,000 less than the previous year due to a smaller number of payoffs of receivables and/or collections of fees owed, as well as a change in the policy of charging late fees from each month the payment is delinquent to the first month the payment is more than 30 days late. The following factors partially offset this decrease in bond servicing revenue. First, municipal bond servicing fee income in the current year increased approximately $67,000 compared to income from such activities in the prior period due to the collection of fees on two issues which are in default. It is presently uncertain whether future fees on these issues will be collectible. Additionally, approximately $26,000 of the prior year's municipal bond servicing fee income was classified in the Wealth Management Group segment. Second, approximately $60,000 more past due annual maintenance fee income was collected in the current year as compared to past due fees collected in the prior year. Third, approximately $32,000 of fee income was collected in the current year as additional income because interest rates on earnings were less than the minimum of 4% allowed for under the fee schedule within the indentures of Corporate Trust bond issues. No fees of this nature were recognized in the previous year. These fees will continue to be earned while interest rates remain low. Fourth, approximately $22,000 more in bond printing fee income was generated this year as compared to last year. Fifth, $30,000 in miscellaneous trust income was earned from the restructuring of a bond issue in the current year as compared to the prior year. Sixth, approximately $36,000 less in interest income earned on receivables, related to bond issues in various stages of default, due to fewer collections in the current year as compared with the previous fiscal year. Minor differences account for the remaining net decrease in bond servicing income.

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

     The Wealth Management Group segment's trust income increased to $1,369,130 for the fiscal year ended March 31, 2003, compared to $984,582 for the fiscal year ended March 31, 2002, an increase of 39%. At March 31, 2003, the Wealth Management Group segment was serving as trustee or agent for 650 trust, investment accounts, or other accounts with a fair market value of approximately $235 million. At March 31, 2002, the Wealth Management Group segment was serving as trustee or agent for 678 trust, investment accounts, or other accounts with a fair market value of approximately $125 million. The increase in the Wealth Management Group segment's trust income was due in part to the earning of a full year's revenue in a new significant trust relationship in the current fiscal year, as compared to a partial year's revenue in the prior fiscal year, and secondly due to an increase in the value of accounts of another new significant trust relationship, which more than offset a reduction in the number of accounts serviced by the segment. In particular, the first additional new trust relationship commenced in January 2002, and the other additional new trust relationship commenced in January 2003.

     Interest & Other Income decreased to $36,690 for the fiscal year ended March 31, 2003, compared to $74,226 for the fiscal year ended March 31, 2002, a decrease of 51%. The decrease was primarily attributable to reduced interest rates on investment balances in the current year and a one-time systems conversion fee attributable to a new registrar and disbursing agency account occurring in the prior year, partially offset by larger interest earnings on receivables collected in the current year.

     The Corporate Trust segment's general and administrative expenses decreased in the aggregate to $1,656,748 for the fiscal year ended March 31, 2003, compared to $1,750,689 for the fiscal year ended March 31, 2002, a decrease of 5%, and decreased to 67% of segment revenues for the fiscal year ended March 31, 2003, compared to 69% of segment revenues in the fiscal year ended March 31, 2002. This decrease was largely attributable to approximately $206,000 less in expenses incurred in the current year as compared to the prior year in connection with the Stevens bankruptcy proceeding and the litigation filed against the Company related thereto. Pursuant to the Settlement Agreement, Colonial paid $100,000 to the Trustee, and the other settling defendants agreed to make payments to the Trustee in various amounts, which payments were funded in January 2003. Additionally, the settling plaintiffs and the other settling defendants all released Colonial and the other settling defendants from any and all claims and liabilities relating to Stevens or the Adversary Proceeding. Stevens (the reorganized debtor) and the Stevens Bankruptcy Estate also indemnified Colonial and the other settling defendants against any contribution or indemnity claims that may be brought by parties who are not a party to the Settlement Agreement. The Order also released any other potential claims by third parties subject to the Court's jurisdiction against Colonial and the other settling defendants.

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

     The Company's effective income tax rate was 37% for the fiscal year ended March 31, 2003


           Liquidity and Capital Resources


     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 on March 31, 2004. Arizona law also requires that the Company's net capital meet certain liquidity requirements. Specifically, $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and which the Company became subject to on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision." At March 31, 2004, $506,242 of the Company's net capital met the Arizona Banking Department's liquidity requirements.

     The Company's cash and cash equivalents decreased from $243,048 on March 31, 2003, to $114,132 on March 31, 2004, and the note receivable increased from $353,635 on March 31, 2003, to $551,778 on March 31, 2004. The decrease in the cash and cash equivalents was primarily due to the Company's investing activities during the current year, where the Company's primary activity of net additions to the master note receivable with the former parent, Church Loans and Investments Trust, used approximately $198,000. These funds came primarily from cash on hand at the beginning of the year and cash generated by operations during the current year. The Company's net property and equipment decreased from $665,503 on March 31, 2003, to $605,000 on March 31, 2004. The decrease was primarily due to depreciation of property and equipment exceeding the purchase of replacement computer equipment and software for employees.

     The Company's proposed sales transactions and proposed Plan of Liquidation and Dissolution have resulted in a significant increase in the Company's cash requirements and are anticipated to result in significantly increased cash requirements until such transactions are consummated or terminated (which are anticipated to occur in the third calendar quarter of 2004). The Company incurred $154,956 of such costs, reflected as "deferred sales costs" on the Company's March 31, 2004 balance sheet, during the fiscal year ended March 31, 2004. Additionally, the Company's ability to generate cash from operations is subject to contingencies and uncertainties described in " - Results of Operations for the Years Ended March 31, 2004 and 2003" above. However, the Company's existing cash, cash anticipated to be generated from operations, and the existing amount owed to the Company by Church Loans and Investments Trust under the Master Note ($551,758 at March 31, 2004) should be sufficient to satisfy all of the Company's capital requirements in order to operate the Company in accordance with its business plan for the foreseeable future should the proposed sales transactions and Plan of Liquidation and Dissolution not be consummated. In the event such sales transactions and Plan of Liquidation and Dissolution are consummated, the Company's cash, cash anticipated to be generated from operations, and existing amounts owed by Church Loans under the Master Note will be sufficient to satisfy the Company's cash requirements until these transactions are consummated.


               Agreement to Sell Corporate Trust Division
               ------------------------------------------
     The Company has entered into a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, Happy State Bank as amended by that First Amendment to Purchase and Assumption agreement dated June 22, 2004 (formerly known as First State Bank) (collectively, the "Agreement"), pursuant to which the Company agreed, subject to the satisfaction of certain conditions described in the Agreement, to sell to Happy State Bank substantially all of the assets of its Corporate Trust segment and certain other assets, including without limitation (a) certain accrued fees, receivables, prepaid expenses and rights under contracts ("Contracts") of Corporate Trust, (b) all equipment and personal property used in the conduct of the business of Corporate Trust, (c) the real property and facilities located at 5336 N. 19th Avenue, Phoenix, Arizona which comprise the Company's corporate headquarters, and (d) substantially all furniture and fixtures located on the above-referenced real estate. Happy State Bank also agreed to assume certain liabilities associated with Corporate Trust, including without limitation (i) Corporate Trust's accrued expenses, (ii) certain liabilities and obligations with respect to the Contracts, (iii) a prorated portion of the real estate taxes attributable to the real estate being purchased, and (iv) liabilities under certain equipment lease agreements, hardware maintenance agreements and related agreements. The parties further agreed that at the Closing under the Agreement, Happy State Bank would be the substitute fiduciary for the Company on each of the Company's accounts of Corporate Trust and that, effective as of such Closing, the Company would be released from all fiduciary duties with respect to Corporate Trust. It is anticipated that Happy State Bank would operate Corporate Trust from the Company's current headquarters following the Closing under the Agreement.

     The purchase price to be paid by First State at the Closing will be paid in cash and will equal the sum of (i) $819,000, representing the agreed-upon value of the above-referenced real estate, (ii) the aggregate book value of the Corporate Trust assets being purchased, less the book value of the Corporate
Trust liabilities being assumed, at the Closing, and (iii) $550,000, representing the goodwill premium to be paid to the Company.

     Subject to credit checks, Happy State Bank has agreed to offer employment, effective as of the Closing, to all of the current employees of Corporate Trust, including John K. Johnson, Cecil Glovier and Ian Currie, the President, Chief Operating Officer and Controller/Treasurer, respectively, of the Company. Messrs. Johnson and Glovier have also executed employment and non-competition agreements to be effective at the Closing.

     The Agreement is subject to the approval of the shareholders of the Company, receipt of all required regulatory approvals, the Company's receipt of a fairness opinion from its investment banker, Bank Advisory Group (which the Company has received), and certain other closing conditions. It is anticipated that the Company will have a special meeting of stockholders to consider the sale of the Corporate Trust business in the third calendar quarter of 2004. If such approvals are received and all closing conditions are satisfied, it is expected that closing under the Agreement would occur in the third calendar quarter of 2004. For more complete details of this transaction, please see the Company's Form 8-K's filed with the Securities and Exchange Commission on January 28, 2004 and June 24, 2004.

         Agreement to Sell Wealth Management Group
         -----------------------------------------

     The Company has entered into a Purchase and Assumption Agreement with Heartland Financial USA, Inc. ("Heartland") and its subsidiary, Dubuque Bank and Trust Company ("DB&T"), as amended by that Addendum to Purchase and Assumption Agreement dated as of April 26, 2004 between Heartland, DB&T, Arizona Bank and Trust, a subsidiary of Heartland, and Colonial (collectively, the "Agreement"). Pursuant to the Agreement, Colonial agreed, subject to the satisfaction of certain conditions described in the Agreement, to transfer to AB&T substantially all of the assets of its Wealth Management Group ("Wealth Management"), including without limitation (a) certain accrued fees, receivables, prepaid expenses and rights under fiduciary and agency accounts and agreements ("Contracts") of Wealth Management, (b) all equipment and personal property used in the conduct of the business of Wealth Management, (c) all customer lists, customer leads, and other confidential and proprietary information relating to Wealth Management, and (d) the goodwill related to Wealth Management. DB&T also agreed to assume certain liabilities associated with Wealth Management, including without limitation (i) Wealth Management's accrued expenses during the calendar month in which the Closing occurs, (ii) all liabilities relating to servicing the fiduciary or agency accounts after the Closing, (iii) a prorated portion of the personal property and other taxes related to the Wealth Management Assets being purchased, and (iv) liabilities under a software maintenance agreement utilized by Colonial in the Wealth Management business.

     The parties further agreed that at the Closing under the Agreement, AB&T would be the substitute fiduciary for Colonial on each of Colonial's fiduciary and agency accounts that can be assigned to AB&T at the Closing, and that, effective as of such Closing, Colonial would be released from all fiduciary duties with respect to such accounts. Additionally, the parties agreed that, as to fiduciary or agency accounts that have not been transferred as of the Closing Date ("Incomplete Accounts"), (i) AB&T will assume the administrative functions as to all Incomplete Accounts as of the Closing Date, (ii) upon receipt of all necessary approvals to the transfer of an Incomplete Account, such Incomplete Account will be transferred to AB&T, (iii) all fees relating to Incomplete Accounts will be paid to AB&T beginning on the Closing Date of the Agreement,
(iv) DB&T will pay to Colonial on the last day of each month the purchase price applicable to all Incomplete Accounts which are transferred to AB&T during the previous month, and (v) in the event that all Incomplete Accounts are not transferred to AB&T within 120 days of the Closing Date under the Agreement, Colonial may, at any time thereafter, terminate the arrangement described above as to Incomplete Accounts and transfer the applicable Incomplete Accounts to another party. It is anticipated that AB&T would operate Wealth Management from the portion of Colonial's current headquarters located in Phoenix, Arizona currently utilized by Wealth Management for a period not to exceed one year following the Closing under the Agreement.

     The purchase price to be paid by DB&T at the Closing will be paid in cash and will equal the sum of (i) 1.88 times the amount of the annual recurring fees during the last 12 months ending on the last day of the month immediately preceding the month in which the Closing occurs that are attributable to the fiduciary and agency accounts in existence on January 20, 2004 for which AB&T succeeds Colonial at the Closing; (ii) 1.0 times the amount of the estimated annual recurring fees from the fiduciary and agency accounts that come into existence after January 20, 2004 for which AB&T succeeds Colonial; and (iii) the book value of the equipment and personal property, prepaid expenses and other tangible assets being purchased; provided, however, that the estimated annual recurring fees referenced in "i" and "ii" immediately above will be prorated for accounts that have been in existence for less than 12 months as of the Closing under the Agreement.

     AB&T is expected to offer employment, effective as of the Closing, to substantially all of the current employees of Wealth Management, including Bruce Mitchell, Colonial's Vice President and Manager - Wealth Management, and Patricia Heitter, a Vice President of Colonial. Mr. Mitchell and Ms. Heitter also executed employment and non-competition agreements to be effective at the Closing.

     The Agreement is subject to the approval of the shareholders of Colonial, receipt of all required regulatory approvals, Colonial's receipt of a fairness opinion from its investment banker, Bank Advisory Group (which Colonial has received), Colonial's transfer at the Closing of fiduciary and agency accounts representing at least 67% of all the recurring fees received by Colonial for such services, and certain other closing conditions. It is anticipated that the Company will have a special meeting of stockholders to consider the sale of the Wealth Management Group business in the third calendar quarter of 2004. If such approvals are received and all Closing conditions are satisfied, it is expected that Closing under the Agreement would occur in the third quarter of 2004. For more complete details of this transaction, please see the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2004.


                  Plan of Liquidation and Dissolution of the Company
                  --------------------------------------------------

     The Company's Board of Directors has approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), which would include a reverse stock split for purposes of making liquidating dissolutions to the Company's stockholders. The Plan of Liquidation is subject to the prior satisfaction of certain conditions, including approval of both the sale of the Company's Corporate Trust business and the sale of the Company's Wealth Management Group business by the Company's stockholders, the subsequent consummation of both such sales, and the approval of the Plan of Liquidation of the Company's stockholders. It is anticipated that the Company's stockholders will consider the Plan of Liquidation at a special meeting of stockholders to be held in the third calendar quarter of 2004.

     In the event the Plan of Liquidation is consummated, the Company will distribute pro rata to its stockholders, in cash and an interest in a note described below, the net proceeds of the sale of all of the Company's property or assets that can be sold (including the assets sold in the Corporate Trust and Wealth Management sales transactions described above). It is anticipated that the Company's initial liquidating distribution would be made approximately 60 days following the special meeting of stockholders at which the sales of the Corporate Trust and Wealth Management Group businesses were considered.

     At the time of the Company's initial liquidating distribution to its stockholders, the Company will also grant each stockholder of the Company a pro rata interest in a note instrument (the "Note"), which gives each stockholder a pro rata interest in any unused cash contained in the contingency reserve which will be established by the Company at the time of the initial liquidating distribution (the "Note Interest"). The contingency reserve will be established in an amount determined by the Company to be sufficient to satisfy the Company's actual and potential liabilities, expenses and obligations. Each stockholder's
Note Interest will be non-transferable (except for transfers upon death of a stockholder or by operation of law). The Company intends to distribute to its stockholders pro rata pursuant to the Note the net balance of unused cash, if any, in the contingency reserve remaining after the payment or discharge of all of the Company's liabilities, expenses and obligations.

     The Plan of Liquidation also contemplates a reverse stock split for purposes of making the pro rata liquidating distributions to the Company's stockholders. Specifically, the Plan of Liquidation includes an amendment to the Company's Articles of Incorporation to effect a reverse stock split of one share of the Company's common stock for every 35,032 shares of the Company's common stock that are issued and outstanding as of the reverse stock split.

     If the Plan of Liquidation, including the reverse stock split described above, is consummated, the Company intends to file a Form 15 with the SEC to terminate its public company status. Upon such termination, the Company will not be subject to the reporting requirements of the Securities Exchange Act of 1934 and will no longer file reports on Form 10-QSB or 10-KSB or other periodic reports with the SEC.

     There are material federal and state income tax consequences to the Company and its stockholders from the Plan of Liquidation, which the Company intends to summarize in the Notice and Proxy Statement that will be mailed to stockholders in connection with such stockholders' consideration of the Plan of Liquidation and the potential sale of the Company's Corporate Trust and Wealth Management Group businesses.

     A copy of the Plan of Liquidation is attached as Exhibit 10-k to this Form 10-KSB.

     The foregoing  discussion  contains  forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created thereby. The Company's actual future operations could differ materially because of the following factors, among others: the Company's successful or unsuccessful sale of one or both of its current business segments, the Company's successful or unsuccessful consummation of the Plan of Liquidation and Dissolution; the continued employment of key management; the Company's success in marketing its existing relationships with broker/dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the Company's success in providing traditional loan financing to non-profit entities, should it commence such activities; the continuation of the Company's investment advisory agreement with DBT and its success in managing the trust and IRA's for which they provide services; the Company's success in servicing 401(k) accounts; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; the Company's ability to procure E&O insurance with appropriate coverage levels and other terms; a change in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business; and other factors set forth in "Management's Discussion and Analysis or Plan of Operation."

                  Recent Accounting Pronouncements



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



           Risk Factors

     The Company is subject to a number of risks and uncertainties. Certain of these risks and uncertainties are a result of the Company's agreements to sell its Corporate Trust and Wealth Management Group businesses and the Company's proposed Plan of Liquidation and Dissolution. See " - Agreement to Sell Corporate Trust Business," " - Agreement to Sell Wealth Management Group Business," and " - Plan of Liquidation and Dissolution" above. Other risks relate to the Company and its operations exclusive of the above matters and transactions.

Risks Related to the Corporate Trust Sale and the Wealth Management Group Sale

     If the sales of the Wealth Management Group and Corporate Trust businesses are not completed as expected, the Company's business could be materially disrupted.

     If the Company is unable to close the sale of its Wealth Management Group or its Corporate Trust businesses, including as a result of its failure to obtain the approval of its stockholders, the Company's business could be materially disrupted. This disruption could be caused by confusion among its customers, industry partners and employees as to the Company's future plans with respect to its operating businesses. The Company has already announced both of the sales of the Wealth Management Group and Corporate Trust businesses by, among other things, filing Form 8-K's with respect to both of such sales with the SEC. Any failure to consummate either transaction could have a material adverse effect on the Company's sales and operating results and its ability to attract and retain customers, industry partners and key personnel. In addition, the Company will have to pay for its costs related to each of the transactions, such as legal, accounting and financial advisory fees, even if such sales are not completed.

     Because the Company's stockholders will not receive stock in either the Corporate Trust Sale or the Wealth Management Group Sale, the Company's stockholders will not participate in the potential future growth of the Company's Corporate Trust or Wealth Management Group businesses if such Sales are consummated.

     The purchase prices in the Corporate Trust sale transaction and the Wealth Management Group sale transaction consist entirely of cash. As a result, the Company's stockholders would not participate in the expected synergies between our Corporate Trust business and Happy State Bank or between our Wealth Management Group business and Dubuque Bank and Trust Company/Arizona Bank & Trust if those transactions were consummated. The Company's stockholders would in such circumstances also lose the opportunity to capitalize on the potential future growth of the Company's operating businesses and on their potential future success and profits. The termination fees and restrictions on solicitation contained in the Corporate Trust Sale Agreement and the Wealth Management Group Sale Agreement may discourage other potential purchasers from trying to acquire either of the Company's operating businesses.

     The Purchase and Sale Agreement for the sale of our Corporate Trust business obligates the Company to pay Happy State Bank a termination fee of $250,000 under certain circumstances, including where the Company's board of directors withdraws its recommendation in favor of the sale of the Corporate Trust business or where the Company terminates the Corporate Trust Sale Agreement to pursue a superior offer. The Purchase and Sale Agreement for the sale of the Company's Wealth Management Group business obligates the Company to pay Dubuque Bank and Trust an amount equal to Dubuque's costs and expenses in the transaction (not to exceed $100,000) in the event the Company or Dubuque terminates such Sale Agreement because the Company's stockholders have failed to approve such sale by September 30, 2004. An additional fee of $200,000 would be required from the Company if the Company's stockholders do not approve the Agreement and within eighteen months thereafter the Company sells Colonial or the Wealth Management Group business. These obligations would make it more costly for other potential purchasers to acquire the Company or its operating businesses. The Sale Agreement for the sale of the Company's Corporate Trust business also generally prohibits the Company from soliciting, initiating, encouraging or facilitating any proposals that may lead to a proposal or offer for a merger or other business combination with any person other than Happy State Bank.

     The Company's directors and executive officers may have interests that are different from, or in addition to, those of the Company's stockholders generally.

     Stockholders should be aware of interests of, and the benefits available to, the Company's directors and executive officers in connection with the sale of the Corporate Trust and Wealth Management Group businesses. The Company's directors and executive officers have interests in such sales that are in addition to, or different from, their interests as stockholders. If such sales are consummated, or upon termination of employment following the consummation of such sales, certain of the Company's officers are entitled to receive bonus or other payments. Moreover, certain of the Company's management would become employees of Happy State Bank or Arizona Bank & Trust following completion of such sales. Additionally, Gerald G. Morgan, a member of the Company's board of directors, is a member of the law firm of Burdett, Morgan, Williamson & Boykin LLP of Amarillo, Texas; Mr. Tom Burdett, also a member of Burdett, Morgan, Williamson & Boykin, is a member of the board of directors of Happy Bancshares, Inc., the parent of Happy State Bank, and Burdett, Morgan, Williamson & Boykin provides legal services (unrelated to the Corporate Trust Sale) to Happy Bancshares, Inc. and Happy State Bank.

Risks Related to the Plan of Liquidation and Dissolution

     The Company's future plans would be uncertain if its stockholders failed to approve the Plan of Liquidation and Dissolution.

     The Plan of Liquidation and Dissolution is dependent upon approval by the Company's stockholders holding at least a majority of the Company's outstanding shares. If the Company's stockholders approve the sale of the Corporate Trust and the Wealth Management Group businesses but not the Plan of Liquidation and Dissolution, the Company will not have any business and will consider other alternatives, such as using its available cash to acquire other companies or businesses.

     Our anticipated timing of the liquidation and dissolution may not be achieved.

     If the Company's stockholders approve the Plan of Liquidation and Dissolution and the sale of the Corporate Trust and Wealth Management Group businesses are subsequently consummated, the Company intends to file articles of dissolution with the Secretary of State of the State of Arizona after the closing of such sales. Although the Company anticipates that it would make an initial distribution to stockholders within approximately 60 days following the stockholders meeting at which such matters are approved, there are a number of factors that could delay that anticipated timetable, including the following:

o    delays in consummating  the Corporate  Trust Sale or the Wealth  Management
     Sale;
o    legal, regulatory or administrative delays;
o    lawsuits or other claims asserted against the Company; and
o    delays in settling the Company's remaining obligations.

     The Company cannot determine with certainty the amount stockholders would receive pursuant to the Plan of Liquidation.

     The Company cannot determine at this time the amount that would be distributed to its stockholders if the Plan of Liquidation were consummated. This determination depends on a variety of factors, including, but not limited to, the consummation of the sale of the Corporate Trust and the Wealth Management Group businesses, the actual proceeds received from those sales, taxes the Company would incur as a result of those sales, expenses the Company would incur in connection with those sales, the amount required to settle known and unknown debts and liabilities and other contingent liabilities, the net proceeds, if any, from the sale of the Company's remaining assets, and other factors. Examples of uncertainties that could reduce the value of or eliminate distributions to the Company's stockholders include unanticipated costs relating to:

o the defense, satisfaction or settlement of lawsuits or other claims that may be made or threatened against the Company in the future; and
o delays in the Company's liquidation and dissolution, including due to its inability to settle claims.

     As a result, the Company cannot determine with certainty the amount of distributions its stockholders would receive if the Plan of Liquidation is consummated.

     The Company may not be able to settle all of its obligations to creditors.

     The Company has current and future obligations to creditors. As part of the wind-down process which would follow the sale of the Company's businesses and the approval of the Plan of Liquidation, the Company would attempt to settle those obligations with its creditors. The Company cannot assure stockholders that it would be able to settle all of these obligations or that they could be settled for the amount the Company has estimated for purposes of calculating the likely distribution to stockholders. If the Company were unable to reach an agreement with a creditor relating to an obligation, that creditor could bring a lawsuit against the Company. Amounts required to settle obligations or defend lawsuits in excess of the amounts estimated by the Company would reduce the amount of remaining capital available for distribution to stockholders pursuant to the Plan of Liquidation.

     The Company's stockholders may be liable to creditors for an amount up to the amount distributed by the Company if the Company's reserves for payments to creditors are inadequate.

     If the Company's stockholders approve the Plan of Liquidation and Dissolution, the sale of the Corporate Trust and the Wealth Management Group businesses are consummated, and the Company's board of directors determines to proceed with the Company's liquidation and dissolution, articles of dissolution will be filed with the Arizona Corporation Commission dissolving Colonial. After the dissolution becomes effective, the Company would continue to exist only for the purpose of prosecuting and defending suits against the Company and enabling the Company to close its business, to dispose of its property, to discharge its liabilities and to distribute to the Company's stockholders any remaining assets. Under applicable Arizona law, stockholders could be held liable for payment to the Company's creditors up to the amount distributed to such stockholder in the liquidation. Accordingly, in such event, a stockholder could be required to return all distributions previously made to such stockholder pursuant to the Plan of Liquidation and could receive nothing under the Plan of Liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received by the stockholder, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The Company has not engaged an appraisal firm to render an opinion as to whether the Company would be rendered insolvent as a result of the initial liquidating distribution or subsequent liquidating distributions. For these purposes, insolvency means that immediately prior to making a distribution to the Company's stockholders, and after giving effect to all such distributions (a) the fair saleable value of the Company's assets is less than its probable liabilities, including disputed, unliquidated and contingent liabilities or (b) the Company is not able to pay or will not be able to pay its liabilities, as it projected to become due. Although the Company anticipates that its board would not authorize a distribution in excess of an amount that would result in the Company being insolvent as a result of its distributions, the Company cannot assure stockholders that the contingency reserve established will be adequate to cover all expense and liabilities.

     It may become difficult or impossible for stockholders to trade their shares.

     If the Plan of Liquidation is approved, the Company expects to close its stock transfer books and prohibit transfers of record ownership of common stock upon its dissolution, which would make it more difficult or impossible for a stockholder to sell shares of the Company and could result in a decrease in the value of the Company's stock.

Other Risks Related to the Company and its Operations

           Lack of Liquidity of the Company's Common Stock


     The Company's Common Stock is not listed (or likely to be listed in the foreseeable future) on the Nasdaq Stock Market ("Nasdaq") or on any national or regional securities exchange, and there is no established trading market for the Company's Common Stock. The Company will continue to attempt to match stockholders who wish to sell Company Common Stock with persons who wish to buy such Common Stock. However, annual trading volume in the Company's Common Stock has averaged only approximately 33,000 shares in the last two years. Therefore, a stockholder who owns a substantial number of shares of Company Common Stock will likely be unable to sell his shares in a short period of time should he or she need or wish to do so. See also Part II, Item 6, and other parts of this Form 10-KSB for a discussion of the Company entering into separate purchase and assumption agreements for its two business segments, subject to regulator and shareholder approval, which if successful would result in liquidation and dissolution of the Company.

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


           Adverse Long-Term Trends Related to Corporate Trust Business

     The Company estimates that its revenues from bond servicing activities will decrease in the fiscal year ending March 31, 2005 compared to its revenues from such activities in the recently completed fiscal year as a result of a decrease in the number and principal amount of new bond offerings anticipated to be originated in the upcoming fiscal year for which the Company will serve as trustee and paying agent and refinancings by bond issuers for which the Company serves as trustee or paying agent into traditional loans or other financing products. Revenues from the Company's bond servicing activities accounted for approximately 39% of the Company's total revenues in the fiscal year ended March 31, 2004.



           Market for Wealth Management Group;
           Ability to Increase Wealth Management Group Service Revenues

     The Company intends for the foreseeable future to limit the activities of its Wealth Management Group segment to the metropolitan Phoenix area. Therefore, the Company's future financial performance will depend in part upon the size of the market for personal trust services in the metropolitan Phoenix area. Revenues from such activities accounted for approximately 48% of the Company's total revenues in the fiscal year ended March 31, 2004. The Company's ability to continue to increase its revenues from Wealth Management Group services will be dependent upon a number of factors, including the Company's ability to develop and maintain relationships with professionals (such as attorneys and accountants) who serve as a referral source for these services and the Company's continuing ability to service Wealth Management accounts. Loss of such revenues could have a material adverse effect on the Wealth Management Group segment and/or the Company's results of operations. Additionally, the Company's Wealth Management Group segment's results of operations for its fiscal year ended March 31, 2004 were positively impacted by the fact that the Company earned eleven month's of revenues from a single trust relationship compared to three months of revenues in the previous fiscal year. These revenues were $529,064 in the aggregate, or 24.5% of the revenues of the Wealth Management Group for the year ended March 31, 2004. This trust relationship was terminated in February 2004, and the Company will recognize no revenues from this relationship in the year ending March 31, 2005. See "Item 1: Business Segments-Wealth Management Group Segment."

           Dependence Upon Certain Business Relationships


     The Company depends to a significant extent on its relationships with broker/dealers who are involved in the sale of bonds for non-profit organizations to refer business to the Company for bond servicing duties associated with such offerings. As of March 31, 2004, all bond programs for which the Company had served as trustee and paying agent had been originated by twenty broker/dealers, and four of those broker/dealers had originated bonds representing approximately 82% of the aggregate principal amount of all bonds issued for which the Company served as trustee and paying agent. For the year ended March 31, 2004, three broker-dealers originated 99% of the aggregate principal amount of all new bond issuances. The loss of or damage to any one of these relationships, or the failure or inability of any one of these broker/dealers to initiate a similar number of non-profit bond offerings in the future, could have a material adverse impact on the Company and its operations. The Company also depends, to a great extent, upon its relationships with trust professionals (such as attorneys and accountants) in the metropolitan Phoenix area to refer opportunities to the Company to provide Wealth Management Group services. The loss of or damage to existing relationships, or the Company's inability to continue to develop additional relationships with trust professionals, could have a material adverse impact on the Company and its operations.


           Competition

     The principal business segments in which the Company is involved are highly competitive. The Company currently competes with a number of other trust companies to serve as trustee and paying agent for non-profit bond financings, including Reliance Trust Company, Herring National Bank, American Church Trust Company, and Trust Management, Inc. The Company also competes with large banks and other financial institutions for these services. Other companies that do not currently provide these services may enter this business. The Company also competes with lenders who offer traditional loans to non-profit entities.
Additionally, the Company competes with large banks and other financial institutions, including other trust companies, located in the metropolitan Phoenix area for the business of providing Wealth Management Group services. Other companies that do not currently provide these services may enter this business. Management anticipates that the Wealth Management Group will likely face increased competition in the future from competitors who have significantly greater financial and other resources than the Company does.

           Regulation, Licensing and Supervision; Net Capital Requirements

     The Company's operations are subject to ongoing regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to regulation by the Arizona Banking Department. Under applicable rules and regulations of the Arizona Banking
Department, the Company files periodic reports with the Department and is subject to periodic examinations by the Department. Additionally, under Arizona law, the Company is required to maintain net capital of at least $500,000; the Company's net capital was approximately $2,800,000 at March 31, 2004. Arizona law also requires that $500,000 of the Company's net capital must meet the Department's liquidity requirements. At March 31, 2004, $506,242 of the Company's net capital met the Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001. The Company is also required to satisfy other requirements under Arizona law, including maintaining errors and omissions insurance which meets certain requirements. See "Item 1: Business - Regulation, Licensing and Supervision.". Additionally, the Arizona Banking Department retains broad discretion to suspend or revoke the certificate of or impose operational sanctions or restrictions (such as requiring the Company to raise additional capital) on any trust company subject to its jurisdiction (including the Company) upon the occurrence of certain events, including (i) the trust company's violation of any applicable law, rule or order, (ii) the trust company's failure to conduct business in a safe, sound and lawful manner, or (iii) upon the occurrence of any other event set forth in Arizona Revised Statutes Section 6-864. The Company is also required to comply with federal rules and regulations in connection with the Company's service as trustee for IRA Accounts. See "Item 1: Business - Regulation, Licensing and Supervision." Failure to comply with applicable laws could have a material adverse effect on the Company's results of operations and financial condition and could, in certain instances, affect the Company's certificate issued by the Arizona Banking Department. Failure to maintain such a certificate would require the Company to attempt to move its operations to another state, to discontinue its operations, or to attempt to merge or effect another business combination.

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


           Costs of Compliance with Sarbanes-Oxley Act of 2002

     Congress enacted the Sarbanes-Oxley Act in 2002, which imposes a number of additional significant and costly obligations on companies which file periodic reports with the Securities and Exchange Commission, such as its report on the Company's internal control over financial reporting. Compliance with the Sarbanes-Oxley Act has resulted, and will continue to result, in significant additional costs to the Company and will distract the Company's management from its day-to-day activities.


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


           Common Stock Dividends

     The Company has never paid dividends on its Common Stock. The Company intends for the foreseeable future to retain any earnings to support the growth of the Company's business. The Company therefore does not contemplate paying cash dividends on its Common Stock in the foreseeable future. See Part II, Item 6 of this Form 10-KSB for a discussion regarding the purchase and assumption agreements the Company has entered into for the sale of its two business segments.



Item 7.    Financial Statements.

     The Company's audited financial statements, containing balance sheets as of March 31, 2004 and 2003, and related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2004, are set forth on the following pages.

                             COLONIAL TRUST COMPANY
                          Index to Financial Statements

                                                                 Page

Report of Independent Registered Public Accounting Firm            27

Balance Sheets as of March 31, 2004, and 2003                      28

Statements of Operations for the years
       ended March 31, 2004, 2003, and 2002                        29

Statements of Stockholders' Equity for
       the years ended March 31, 2004, 2003, and 2002              30

Statements of Cash Flows for the Years
       ended March 31, 2004, 2003, and 2002                        31

Notes to Financial Statements                                      32

                             Colonial Trust Company
             Report of Independent Registered Public Accounting Firm


The Board of Directors
Colonial Trust Company:


     We have audited the accompanying balance sheets of Colonial Trust Company (Company) as of March 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Trust Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


                                                             /s/KPMG LLP

Phoenix, Arizona
June 9, 2004

                             COLONIAL TRUST COMPANY

                                 Balance Sheets

                             March 31, 2004 and 2003



        Assets                                  2004         2003
                                             ----------   ----------
Cash and cash equivalents                    $  114,132      243,048
Receivables                                     992,491    1,145,631
Note receivable                                 551,778      353,635
Deferred sale costs                             154,956            0
Income taxes receivable                          55,848        5,864
Property and equipment, net                     605,000      665,503
Excess of cost over fair value acquired, net    104,729      104,729
Restricted cash                                 506,242      506,377
Other assets                                    101,865       99,436
                                             ----------   ----------

                                             $3,187,041    3,124,223
                                             ==========   ==========


        Liabilities and Stockholders' Equity

Accounts payable and accrued liabilities     $  352,662      305,990
                                             ----------   ----------

                                                352,662      305,990
                                             ----------   ----------

Stockholders' equity:
     Common stock, no par value. Authorized
     25,000,000 shares; issued and outstanding
     760,843 and 757,884 shares at March 31,
     2004, and 2003, respectively               698,286      689,286
     Additional paid-in capital                 506,208      506,208
     Retained earnings                        1,629,885    1,622,739
                                             ----------   ----------

               Total stockholders' equity     2,834,379    2,818,233

Commitments and contingencies
(note 9)                                     ----------   ----------
                                             $3,187,041    3,124,223
                                             ==========   ==========

See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                             Statements of Operations

                    Years ended March 31, 2004, 2003 and 2002



                                           2004         2003         2002
                                        ---------    ---------    ---------

Revenue:
     Bond servicing revenue             $1,715,403    1,909,680    1,941,750
     IRA servicing fees - corporate        534,817      553,520      606,981
     IRA servicing fees - wealth           322,666      292,866      257,962
     Trust income                        1,836,324    1,369,130      984,582
     Interest & other income                38,047       36,690       74,226
                                        ----------   ----------   ----------

            Total revenue                4,447,257    4,161,886    3,865,501

General and administrative expenses      4,435,022    4,041,145    3,989,466
                                        ----------   ----------   ----------

     Earnings (loss) before income taxes    12,235      120,741    (123,965)

     Income taxes (benefit)                  5,016       45,097     (41,206)
                                        ----------   ----------   ----------

     Net earnings (loss)                $    7,219       75,644     (82,759)
                                        ==========   ==========   ==========

Basic earnings (loss) per share         $     0.01         0.10       (0.11)
                                        ==========   ==========   ==========

Diluted earnings (loss) per share       $     0.01         0.10       (0.11)
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    basic                                  758,720      743,239      730,865
                                        ==========   ==========   ==========

Weighted average shares outstanding -
    diluted                                760,488      757,322      730,865
                                        ==========   ==========   ==========




See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY

                       Statements of Stockholders' Equity

                    Years ended March 31, 2004, 2003 and 2002


                                                                       Total
                               Common Stock      Additional            Stock-
                            ------------------   Paid-In   Retained    holders'
                            Shares    Amount     Capital   Earnings    Equity
                            --------  --------   --------  --------    ---------


Balances at March 31, 2001  720,843   $578,911   506,208   1,648,969   2,734,088


Common stock acquired and
  retired                   (3,616)          -         -    (12,659)    (12,659)

Issuance of common stock
  under stock option plan    12,500     35,375         -           -      35,375

Net loss                          -          -         -    (82,759)    (82,759)
                            -------   --------   -------  ----------   ---------

Balances at March 31, 2002  729,727   $614,286   506,208   1,553,551   2,674,045


Common stock acquired and
  retired                   (1,843)          -         -     (6,456)     (6,456)

Issuance of common stock
  under stock option plan    30,000     75,000         -           -      75,000

Net earnings                      -          -         -      75,644      75,644
                            -------   --------   -------   ---------   ---------

Balances at March 31, 2003  757,884   $689,286   506,208   1,622,739   2,818,233

Common stock acquired and
   retired                      (41)         -         -         (73)       (73)

Issuance of common stock
   under stock option plan    3,000      9,000         -           -       9,000

Net earnings                    -            -         -       7,219       7,219
                            -------   --------   -------   ---------   ---------
Balances at March 31, 2004  760,843   $698,286   506,208   1,629,885   2,834,379
                            =======   ========   =======   =========   =========




   See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                            Statements of Cash Flows


                    Years ended March 31, 2004, 2003 and 2002

                                                    2004      2003        2002
                                                   -------   -------     -------

Cash flows from operating activities:

  Net earnings (loss)                              $  7,219    75,644   (82,759)
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating
     activities:
          Depreciation and amortization              87,710   114,958    150,636
             Loss on disposal of assets               7,045         -          -
          Deferred income taxes                           -     3,247   (13,422)
          Increase (decrease) in cash resulting
             from changes in:

              Receivables                           153,140 (292,375)   (29,145)
                    Deferred sale costs           (154,956)         -          -
              Income taxes receivable               49,984)   105,955   (89,283)
              Other assets                          (2,429)      (54)   (23,211)
              Accounts payable and
                 accrued liabilities                 46,672    89,014   (91,068)
                                                   --------   -------   --------

                      Net cash provided by (used in)
                      operating activities           94,417    96,389  (178,252)
                                                   --------   -------   --------

Cash flows from investing activities:

     Payment received on note receivable            254,000   130,000    300,000
     Additions to note receivable                 (452,143) (159,479)  (242,649)
     Purchase of property and equipment            (34,252)  (75,035)   (47,844)
     Decrease (increase) in restricted cash             135    16,037    (6,583)
                                                   --------  --------  ---------

                      Net cash provided by (used in)
                      Investing activities        (232,260)  (88,477)      2,924
                                                   --------  --------  ---------

Cash flows from financing activity:

     Purchase and retirement of common stock           (73)   (6,456)   (12,659)
     Proceeds from issuance of common stock under
       stock option plan                              9,000    75,000     35,375
                                                  ---------   -------  ---------

                      Net cash provided by
                      Financing activities            8,927    68,544     22,716
                                                  --------- ---------  ---------

                      Increase (decrease) in cash
                      and equivalents             (128,916)    76,456  (152,612)

Cash and cash equivalents at beginning of year      243,048   166,592    319,204
                                                  ---------  --------  ---------

Cash and cash equivalents at end of year           $114,132   243,048    166,592
                                                   ========  ========  =========
Supplemental disclosures:
     Income taxes paid                             $ 55,000    16,000     61,500
                                                   ========  ========  =========


See accompanying notes to financial statements.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002





(1)  Significant Accounting Policies

     (a) Nature of Business

     Colonial Trust Company (Colonial or Company) was incorporated on August 15, 1989 in the state of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the state of Arizona, is regulated by the Arizona State Banking Department, and the Company's common stock is registered under the Securities Exchange Act of 1934. Colonial has entered into agreements to sell its Corporate Trust and Wealth Management Group businesses and is proposing a Plan Of Liquidation and Dissolution of the Company, all of which will be considered at a special meeting of stockholders in the third quarter of 2004.

     Colonial serves as trustee under various bond indentures for issuers of bonds in 41 states and the District of Columbia. The issuers are primarily churches and other religious organizations. As trustee, the Company receives, holds, invests, and disburses the bond proceeds as directed by the applicable trust indenture and receives weekly or monthly sinking fund payments from the issuer of bonds, and in turn, pays the semiannual principal and interest payments to the bondholders. As of March 31, 2004, Colonial was serving as trustee and/or paying agent and/or escrow agent for the benefit of the bondholders on 405 bond offerings totaling approximately $371 million in original principal amount. The amount of sold and un-matured bonds total approximately $252 million at March 31, 2004. Colonial also serves as a trustee of 9,714 self-directed individual retirement accounts for certain bondholders or employees of religious organizations totaling approximately $195 million at March 31, 2004.

     Through its Wealth Management Group (previously named the Personal Trust segment), Colonial also serves as trustee or agent, providing investment management, administration, and custodial services. As trustee or agent, Colonial receives, holds, invests and tracks the performance of the various securities held in trust or investment agency accounts. Colonial was serving as trustee or agent for 591 accounts with a fair market value totaling approximately $441 million at March 31, 2004. Colonial also acts as custodian for self-directed IRA accounts. Colonial held 291 accounts as custodian with a fair market value of approximately $71 million at March 31, 2004.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


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

     The profitability of Colonial is dependent upon the ability of investment broker/dealers to originate bond programs for which Colonial serves as trustee. At March 31, 2004, approximately 82% of the total bond issues processed were originated by 4 broker/dealers. For the year ended March 31, 2004, 4 broker-dealers originated 100% of the aggregate principal amount of all new bond issues. For the year ended March 31, 2003, 100% of the total bond issues processed were originated by 3 broker/dealers.

     In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month end fair market value of each account. The second fee structure relates to an annual minimum fee, which is set up to cover the maintenance of fiduciary assets Colonial holds in both small trusts and self-directed IRA accounts. Minimum fees are assessed monthly, based on 1/12th of the published annual minimum.

     At March 31, 2004, approximately 4% of Colonial's Wealth Management Group account assets were held in trust for members of one family. The combined trust accounts approximated 4% of Colonial's Wealth Management Group revenues. At March 31, 2003, 47% of Colonial's Wealth Management Group account assets were held in trust for members of two families. The combined trust accounts were responsible for approximately 12% of Colonial's Wealth Management Group revenues.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


     (d) Cash Equivalents and Concentration of Credit Risk

     Colonial considers all highly liquid debt instruments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents at March 31, 2004 and 2003 consist primarily of money market accounts, which invest primarily in Bank One's premium commercial money market accounts.

     Colonial places its cash in insured financial institutions with original maturities of between three and sixty months.

     (e) Note Receivable

     Colonial considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. The Company had no impairments of notes receivable during fiscal 2004, 2003 and 2002.

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

     (g) Excess of Cost Over Fair Value Acquired (Goodwill)

     Amortization of Goodwill ceased effective April 1, 2002 in compliance with the provisions of Financial Accounting Standards Boards Statement 142. Goodwill is carried net of prior years' accumulated amortization of $78,101 at March 31, 2004 and 2003. Amortization expense for the years ended March 31, 2004, 2003 and 2002 were $0, $0 and $12,182, respectively.

     Effective April 1, 2002 the Company complied with the provisions of Statement 142 which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the statement.

     During the year ended March 31, 2004 management evaluated the un-amortized goodwill and concluded that there has been no impairment.

     As of the date of adoption, the Company had un-amortized goodwill in the amount of $104,729, which was subject to the transition provisions of Statements 141 and 142.

     The following  table sets forth  reported net earnings  (loss) and earnings
(loss) per share, as adjusted to exclude goodwill amortization expense:

                                                              Years Ended
                                                                March 31
                                                     2004       2003        2002
                                                     ----       ----        ----

       Net earnings (loss), as reported            $7,219    $75,644   $(82,760)

       Goodwill amortization                            -          -      12,182

       Net earnings (loss), as adjusted            $7,219    $75,644   $(70,578)

       Basic earnings (loss) per share
       as reported                                  $0.01      $0.10     $(0.11)
       Goodwill amortization                            -          -        0.01
       Basic earnings (loss) per share
       as adjusted                                  $0.01      $0.10     $(0.10)
       Diluted earnings  (loss) per share
       as reported                                  $0.01      $0.10     $(0.11)
       Goodwill amortization                            -          -        0.01
       Diluted earnings (loss) per share
       as adjusted                                  $0.01      $0.10     $(0.10)

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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002

      (j) Stock Option Plan

     Colonial applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Colonial determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) would have been reduced to the pro forma amount indicated below for the years ended March 31, 2004, 2003 and 2002:


                                                  2004         2003         2002
                                            ----------   ----------   ----------

Net earnings (loss):
    As reported                              $   7,219    $  75,644   $ (82,759)

Compensation cost,
     Net of taxes                                2,166    $   3,999    $  10,072

                                            ----------   ----------  -----------
Pro forma net earnings (loss)                $   5,053    $  71,645   $ (92,831)
                                            ==========   ==========  ===========

Earnings (loss) per share:
    As reported - basic                      $     .01    $    .10    $    (.11)
                                            ==========  ===========  ===========
    As reported - diluted                    $     .01    $    .10    $    (.11)
                                           ===========  ===========  ===========

    Pro forma - basic                        $     .01    $    .10    $    (.13)
                                           ===========  ===========  ===========
    Pro forma - diluted                      $     .01    $    .09    $    (.13)
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

     (m) New Accounting Pronouncements


     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material impact upon the Company financial position, cash flows or results of operations.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


(2) Note Receivable

     On December 1, 1990, Colonial entered into a Master Note and Letter Agreement with Church Loans and Investments Trust, a real estate investment trust and Colonial's former parent corporation. The Master Note in the maximum amount of $1 million is due on demand, bears interest at 1% less than the prime interest rate and is unsecured. Amounts advanced to Church Loans may be repaid and reborrowed.


(3) Property and Equipment

    Property and equipment consists of the following:


                                2004         2003
                         -----------  -----------


       Land               $  157,241      157,241
       Building              485,165      484,508
       Furniture             166,181      205,102
       Equipment             304,647      500,048
                         -----------  -----------

                           1,113,234    1,346,899
       Less accumulated
         depreciation        508,234      681,396
                         -----------  -----------

                          $  605,000      665,503
                         ===========  ===========



(4)      Income Taxes

     Income taxes (benefit) amounted to $5,016, $45,097 and $(41,206) for 2004, 2003 and 2002, respectively. The actual income taxes differ from "expected" income taxes for those years (computed by applying the U.S. federal corporate statutory income tax rate of 34% to earnings before income taxes) as follows:


                               2004         2003          2002
                         ----------  -----------   -----------

Computed "expected"
   income tax (benefit)   $   4,160       41,052      (42,148)
State tax (benefit)
   (net of federal
   income tax benefit)          563        3,529       (5,493)
Other items, net              1,480          516         6,435
Adjustment for us of
    lower federal rate      (7,698)            -             -
Meals and entertainment       6,511            -             -
                        -----------  -----------   -----------

                          $   5,016      45,097       (41,206)
                        ===========  ==========    ===========

Effective income tax rate       41%       37.4%          33.2%
                        ===========  ==========    ===========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


        Components of income taxes consist of:

                             Current     Deferred        Total
                         -----------  -----------  -----------

2004:
    Federal                $   7,194       (2,746)       4,448
    State                        918         (350)         568
                         -----------   -----------  ----------

                           $   8,112       (3,096)       5,016
                         ===========   ===========  ==========
2003:
    Federal                $  37,116         2,634      39,750
    State                      4,734           613       5,347
                         -----------   -----------  ----------
                           $  41,850         3,247      45,097
                         ===========   ===========  ==========

2002:
    Federal                $(22,229)      (10,656)    (32,885)
    State                    (5,608)       (2,713)     (8,321)
                         -----------   -----------  ----------
                           $(27,837)      (13,369)    (41,206)
                         ===========   ===========  ==========



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2004 and 2003 are presented below:

                                                       2004         2003
                                                   -----------  -----------

Deferred tax asset-intangibles and property
  and equipment, principally due to differences
  in  amortization and depreciation                $     1,078            -
                                                   ===========  ===========


Deferred tax liability-intangibles and property
  and equipment, principally due to differences
  in  amortization and depreciation                $         -        2,018
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

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


     Pursuant to the Directors Plan, each non-employee director received an option to purchase 5,000 shares on October 1, 1996 and options to purchase 1,500 shares were automatically granted on January 1, 1997 and on each January 1 thereafter to each person then serving as a non-employee director of Colonial. Due to the pending sales of the Company's two operating divisions, no options were granted to the directors on January 1, 2004. The exercise price of all options granted under the Directors Plan must be equal to the fair market value per share on the date of grant. A total of 50,000 shares have been reserved for issuance under the Directors Plan.

     At March 31, 2004, there were 161,906 shares available for grant under the ISOP Plan and 19,500 shares available for grant under the Directors Plan. The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $0(no options granted in 2004), $.73 and $.94, respectively, on the date of grant using the Black Scholes Model with the following weighted average assumptions: expected dividend yield of 0%, volatility of 10%, risk free interest rate of 6.5% and an expected life of six years for 2004, 2003 and 2002.


     A summary of the stock options which have been issued, exercised and forfeited follows:

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2003, 2002 and 2001


                          Year ended        Year ended         Year ended
                          March 31, 2004    March 31, 2003     March 31, 2002
                          --------------    --------------     --------------
                                   Weighted           Weighted          Weighted
                           Number  average   Number   average   Number  average
                           of      exercise  of       exercise  of      exercise
                           shares  price     shares   price     shares  price
                         --------  ------   --------  ------   -------  --------

Balance at the beginning
   of the year             30,725  $ 3.17    106,351  $ 2.72   114,699   $  2.70
Granted                         0       0      3,000    3.50     4,500      3.50
Forfeited                (12,725)    3.00   (48,626)    2.61     (348)      2.50
Exercised                 (3,000)    3.00   (30,000)    2.50  (12,500)      2.83
                        ---------  ------   --------  ------  --------  --------
Balance at the end
   of the year             15,000  $ 3.35     30,725  $ 3.17   106,351   $  2.72
                        =========  ======   ========  ======  ========  ========

Exercisable at the end
   of the year             15,000  $ 3.35     30,725  $ 3.17   106,351   $  2.72
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

     (d) Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of March 31, 2004 and 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


(7) Net Earnings (Loss) Per Share

     A summary of the Company's basic and diluted earnings (loss) per share is as follows:


                                                 Years ended March 31
                                        -------------------------------------
                                               2004         2003         2002
                                        -----------  -----------  -----------

    Net earnings (loss)                   $   7,219       75,644     (82,759)
                                        ===========  ===========  ===========
    Basic EPS - weighted average shares
     outstanding                            758,720      743,239      730,865
                                        ===========  ===========  ===========
    Basic earnings (loss) per share      $      .01          .10        (.11)
                                        ===========  ===========  ===========
    Basic EPS - weighted average shares
      outstanding                           758,720      743,239      730,865
    Effect of dilutive securities -
      stock options                           1,768       14,083            -
                                        -----------  -----------  -----------
    Dilutive EPS - weighted average
       shares outstanding                   760,488      757,322      730,865
                                        ===========  ===========  ===========
    Diluted earnings per share        $         .01          .10        (.11)
                                        ===========  ===========  ===========
    Stock options not included in
      Diluted EPS since anti-dilutive             -            -       23,872
                                        ===========  ===========  ===========


(8) Business Segments

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the years ended March 31, 2004, 2003 and 2002, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

     In computing operating profit by business segment, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Corporate and Other category. Identifiable assets by business segment are those assets used in each segment of Company operations.

                               Corporate    Wealth      Corporate
                               Trust        Management  Other           Total
                               -----------  ----------  -----------  -----------


March 31, 2004:
Service fee revenue             $2,250,220   2,158,990           --    4,409,210
Interest & other revenue            -            --          38,047       38,047
                               -----------  ----------  -----------  -----------

                                $2,250,220   2,158,990       38,047    4,447,257
                               -----------  ----------  -----------  -----------

Operating expenses:
  General and administrative    $1,431,630   1,765,602    1,150,080    4,347,312
  Depreciation and amortization     15,556      18,670       53,484       87,710
                               -----------  ----------  -----------  -----------

                                $1,447,186   1,784,272    1,203,564    4,435,022
                               -----------  ----------  -----------  -----------

Earnings(loss) before taxes     $  803,034     374,718  (1,165,517)       12,235
                               ===========  ==========  ===========  ===========
Identifiable assets             $  755,548     378,438    2,053,055    3,187,041
                               ===========  ==========  ===========  ===========
Capital expenditures            $    7,174      11,036       16,042       34,252
                               ===========  ==========  ===========  ===========


March 31, 2003:
Service fee revenue             $2,463,200   1,661,996           --    4,125,196
Interest & other revenue                --          --       36,690       36,690
                               -----------  ----------  -----------  -----------
                                $2,463,200   1,661,996       36,690    4,161,886

Operating expenses:
  General and administrative    $1,631,581   1,199,721    1,094,885    3,926,187
  Depreciation and amortization     25,167      15,454       74,337      114,958
                               -----------  ----------  -----------  -----------

                                $1,656,748   1,215,175    1,169,222    4,041,145
                               -----------  ----------  -----------  -----------

Earnings (loss) before taxes    $  806,452     446,821  (1,132,532)      120,741
                               ===========  ==========  ===========  ===========
Identifiable assets             $  908,817     393,993    1,821,413    3,124,223
                               ===========  ==========  ===========  ===========
Capital expenditures            $    2,651      23,443       48,941       75,035
                               ===========  ==========  ===========  ===========


March 31, 2002:
Service fee revenue             $2,548,731   1,242,544           --    3,791,275
Interest & other revenue                --          --       74,226       74,226
                               -----------  ----------  -----------  -----------
                                $2,548,731   1,242,544       74,226    3,865,501

Operating expenses:
  General and administrative    $1,704,342   1,051,698    1,082,790    3,838,830
  Depreciation and amortization     46,347      11,949       92,340      150,636
                               -----------  ----------  -----------  -----------

                                $1,750,689   1,063,647    1,175,130    3,989,466
                               -----------  ----------  -----------  -----------

Earnings (loss) before taxes    $  798,042     178,897  (1,100,904)    (123,965)
                               ===========  ==========  ===========  ===========
Identifiable assets             $  787,326     237,702    1,862,746    2,887,774
                               ===========  ==========  ===========  ===========
Capital expenditures            $    2,423       9,488       35,933       47,844
                               ===========  ==========  ===========  ===========

                             COLONIAL TRUST COMPANY
                          Notes to Financial Statements
                          March 31, 2004, 2003 and 2002


(9) Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the State) banking regulations, all of which must be "liquid" (as defined by the State) as of March 31, 2004. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,242 at March 31, 2004. These assets are classified as restricted cash in the accompanying balance sheets.

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

     Dorothy Castenada, as Personal Representative of the Estate of Dorothy Long, vs. Colonial Trust Company (PB 2002-000207).

     The Company is a defendant in a lawsuit filed in the Arizona Maricopa County Superior Court, Probate Division, by the personal representative of the Dorothy Long Trust (the "Trust"), a trust for which the Company served as trustee. The personal representative of the Trust has alleged that the Company breached its duties as trustee in connection with the Trust.

     The Company filed a counter-petition against the personal representative of the Trust and also filed a third-party complaint against counsel for the personal representative at the time the allegedly-wrongful acts occurred. In its Complaint, the personal representative sought damages of approximately $200,000 against the Company, representing the amount of loan fees incurred by the Trust as a result of the allegedly-wrongful acts of the Company, plus (i) the return by the Company of certain trustee's fees, attorneys' fees and costs which the Company previously received from the Trust, (ii) the payment by the Company of costs and attorneys' fees incurred by the personal representative, and (iii) pre-judgment interests on the above loan fees.

     A trial in the above matter took place on November 3-5, 2003. Following the trial, the Court entered a final order of judgment: (a) that the Company and counsel for the personal representative had breached their respective fiduciary duties to the Trust, (b) that the Company and counsel for the personal representative were each liable for fifty percent (50%) of the after-tax damage suffered by the Trust as a result of its payment of the above loan fees, plus interest through the date of payment of the judgment, (c) that the Company was liable for certain attorney's fees and costs incurred in connection with the above litigation which had previously been paid from the Trust, and (d) ordering that Colonial be removed as Trustee for the Trust and replaced by a new trustee identified by the Court.

     The Company paid a total of $254,556 to the Trust in March 2004 as a result of the order of judgment in the above matter. The Company has also paid legal fees to its counsel of $44,406 in connection with this matter. These sums are reflected as general and administrative expenses in the Company's income statement for the fiscal year ended March 31, 2004.

     Additionally, counsel for the personal representative has filed a notice of appeal with respect to the above order of judgment. The Company is presently unable to determine whether any additional costs will be incurred as a result of the appeal.

Item 8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.

     None.



Item 8A.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective as of the Company's fiscal year ended March 31, 2004. The Company has also concluded, after appropriate evaluation, that no changes in the Company's internal control over financial reporting occurred in the fiscal year ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The foregoing evaluation was also carried out under the supervision and with the participation of the Company, including our Chief Executive Officer and our Controller/Treasurer.

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

                          PART III



Item 9. Directors and Executive Officers of the Registrant.

     The following table contains information regarding the directors and executive officers of the Company at March 31, 2004:

        Name                Position                  Age

    Lynn R. Camp            Chairman of the Board     66
                            and Director

    Gerald G. Morgan        Director                  48

    Mike Borger             Director                  49

    Bill McMorries          Director                  77

    John K. Johnson         President and Chief       46
                            Executive Officer and
                            Director

    Cecil E. Glovier        Chief Operating Officer   52
                            Secretary

    Kurt J. Kiesling        Vice President            37

    Ian B. Currie           Controller/Treasurer      50

    Bruce L. Mitchell       Vice President            57

    Susan D. Carlisle       Vice President            44



     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Lynn R. Camp was a director of Church Loans and Investments Trust ("Church Loans") prior to becoming a director of the Company. Bill McMorries is currently chairman of the Board of Directors and Mike Borger is currently a director of Church Loans.

Background and Experience of Directors and Executive Officers

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

     Gerald G. Morgan has served as a director of the Company since October 1990. Mr. Morgan is a partner in the law firm of Burdett, Morgan, Williamson and Boykin, located in Amarillo, Texas. Mr. Morgan has served in this capacity for a period in excess of 5 years.

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

     B. R. McMorries is a consulting engineer and became a director of the Company in May of 2003 with the expansion of the Board from four to five members. Mr. McMorries is Chairman of the Board of Trust Managers of Church Loans and has served in this capacity for a period in excess of 5 years.

     John K. Johnson has served as the Company's President since August 1991. He previously served as the Company's Vice-President from June 1990 to August 1991. He has served as a director since November of 1995. Mr. Johnson was Vice President of Trust Company of America, a trust company engaged in the business of furnishing trust services in connection with bond offerings by churches and other non-profit organizations, from June 1979 until December 1989. Mr. Johnson is employed pursuant to the terms of an employment agreement with the Company. See "Item 10:Executive Compensation - Employment Agreements" and Exhibits 10
(c)-(e) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed on June 29, 2001.

     Cecil E. Glovier has served as Chief Operating Officer/Secretary of the Company since August 2000. He previously served as the Company's Senior Vice President/Secretary from August 1996 to August 2000 and Vice President/Secretary from November 1995 to August 1996. He served as the Company's Secretary/Treasurer from June 1990 to November 1995. Prior to his employment with the Company, Mr. Glovier was engaged in the business of furnishing computer programming services for a period in excess of 5 years. During this period, he also was engaged as a mutual fund and life insurance sales representative. Mr. Glovier is employed pursuant to the terms of an employment agreement with the Company. See "Item 10: Executive Compensation - Employment Agreements" and Exhibits 10(f)-(h) of the Company's Annual Report on Form 10-KSB for March 31, 2001 filed on June 29, 2001.

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

     Based solely on information provided to it, the Company believes that all of its directors and executive officers have complied with Section 16(a) of the Exchange Act during the fiscal year ended March 31, 2004.


Audit Committee Financial Expert

     The Company does not believe that any of the members of its Audit Committee, currently comprised of Messrs. Camp, Morgan, Borger and McMorries, would qualify as an "audit committee financial expert," as that term is defined under rules promulgated by the SEC under the Sarbanes-Oxley Act of 2002. However, the Company believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to adequately discharge his duties under the Committee and that the cost associated with the retention of an "audit committee financial expert" would not be a judicious use of funds in the current fiscal year, particularly given the considerable amount of time, money and resources devoted during the past several months to the Company's proposed sales of its Corporate Trust and Wealth Management Group businesses and Plan of Liquidation and Dissolution. In the event such sales transactions and the Plan of Liquidation are not approved by stockholders and subsequently consummated, the Company's board of directors intends to reconsider the retention of an "audit committee financial expert" during the fiscal year ending March 31, 2005.

Code of Ethics

     The Company has not adopted a code of ethics for any of its senior executive officers. During the past several months, the Company has devoted considerable time, money and resources to the Company's proposed sales of its Corporate Trust and Wealth Management Group businesses and Plan of Liquidation and Dissolution. In the event that such sales transactions and the Plan of Liquidation are not approved by stockholders and subsequently consummated, the Company's board of directors intends to consider the adoption of a code of ethics for its senior executives during the fiscal year ending March 31, 2005.

Item 10.   Executive Compensation

     The following table sets forth certain information concerning compensation paid during each of the Company's last three fiscal years to Messrs. John K. Johnson, the Company's Chief Executive Officer, Cecil E. Glovier, the Company's Chief Operating Officer, and, Bruce L. Mitchell, the Company's Vice President, respectively (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE


                                                                  Long-Term
                                      Annual Compensation         Compensation
                              --------------------------------    --------------
                                                                  Securities
                              Fiscal                              Underlying
Name & Principal Position     Year     Salary       Bonus         Options/SAR
(#)
-------------------------     -------  -----------  ----------    --------------

John K. Johnson               2004    $102,854      $   652    (a)
  CEO-President               2003    $101,448      $ 6,792    (a)     (a) (d)
                              2002     $98,223      $     0    (a)     (a) (d)

Cecil E. Glovier              2004    $101,338      $   633    (b)
  Chief Operating Officer     2003     $97,230      $ 6,792    (b)     (b) (d)
                              2002     $91,408      $     0    (b)     (b) (d)

Bruce L. Mitchell             2004     $87,075      $87,071    (c)      0
  Vice President              2003     $86,315      $70,028    (c)      0
                              2002     $82,373      $64,010    (c)      0



     (a) On July 1, 1996, Mr. Johnson was granted an option to purchase 30,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 15,000 of such shares vested immediately upon grant. The option to purchase the remaining 15,000 shares vested in three equal installments of 5,000 each on July 1, 1997, 1998 and 1999, respectively. Mr. Johnson exercised his option to purchase 30,000 shares of Common Stock on September 20, 2002. Bonus amount excludes $3,289, $3,046 and $3,850 contributed by the Company to the 401(k) account for Mr. Johnson for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. The increase in salary amounts of $3,225 and $1,406 for fiscal years 2003 and 2004, respectively, were due to increased health insurance costs having to be paid by the officer. These costs were previously paid directly by the Company.

     (b) On October 1, 1996, Mr. Glovier was granted an option to purchase 10,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. The option to purchase 10,000 such shares vested immediately upon grant. On August 11, 1997, Mr. Glovier was granted an option to purchase 15,000 shares of Common Stock of the Company at an exercise price of $2.50 per share. This option to purchase shares vested in three increments of 5,000 each on August 11, 1998, 1999 and 2000. The forgoing options expired on September 30, 2002. Bonus amount excludes $3,244, $2,917 and $3,496 contributed by the Company to the 401(k) account for Mr. Glovier for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. Increases in salary amounts of $3,225 and $1,406 for fiscal years 2003 and 2004, respectively, were due to increased health insurance costs having to be paid by the officer. These costs were previously paid directly by the Company. The remaining portion of the increases, $2,597 and $2,702 for fiscal years 2003 and 2004, respectively, were due to performance reviews.

     (c) Bonus amount excludes $4,668, $5,545 and $4,031 contributed by the Company to the 401(k) account for Mr. Mitchell for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

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



     The following table sets forth certain information concerning option grants during the Company's last fiscal year to the Company's Named Executive Officers:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (Individual Grants)


                             Number of    Percent of
                             Securities   Total Options  Exercise
                             Underlying   Granted to     or Base
                             Options      Employees in   Price       Expiration
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
  Vice President



     The following table sets forth certain information concerning (a) stock option exercises during the Company's last fiscal year by the Company's Named Executive Officers, and (b) the value of unexercised stock options held by the Named Executive Officers at March 31, 2004:

         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                           YEAR END OPTION/SAR VALUES

                                                   Number of       Value of
                                                   Securities      Unexercised
                         Shares                    Underlying      In-the-Money
                         Acquired                  Unexercised     Options at
                         on           Value        Options at      FY-end($)
Name & Principal         Exercise     Realized     FY-End ($)      Exercisable/
Position                 (#)          ($)          Exercisable/    Unexercisable
                                                   Unexercisable
------------------       ---------    ----------   -------------   -------------


John K. Johnson                  0            $0               0              $0
CEO-President

Cecil E. Glovier                 0            $0               0              $0
Chief Operating Officer

Bruce L. Mitchell                0            $0               0              $0
Vice President



           Employment Agreements

     The Company has entered into employment agreements with Mr. Johnson, the Company's President, and Mr. Glovier, the Company's Chief Operating Officer.

     Mr. Johnson's original agreement had a three-year term that ran through June 30, 1999. Under the agreement, Mr. Johnson's base salary was $80,000 per year. The agreement was amended as of August 27, 1998 to increase the base salary to $90,000 per year and extend the term an additional 2 years to June 30, 2001. The agreement was amended as of August 1, 1999 to increase the base salary to $94,500 per year; was extended for additional one-year term on July 1, 2002 and 2003; and was extended for an additional one-year term commencing July 1, 2004.

     Mr. Johnson is also entitled to an annual bonus each year in which the Company generates after-tax net earnings, calculated according to the following formula: (y) after- tax net earnings per share, multiplied by (z) a number of shares equal to 10% of the Company's issued and outstanding shares of Common Stock at March 31, 1997. Upon mutual agreement between Mr. Johnson and the Company for the years ended March 31, 2004, and 2003, the annual bonus was reduced to an amount equal to seven and one-half percent of the total after-tax net income. The bonuses were $652 and $6,792, or $217 and $2,264 less than what would have been paid under the original bonus agreement for fiscal years ended March 31, 2004 and 2003, respectively. For the fiscal year ended March 31, 2002, due to the Company's net loss, no bonus was earned by Mr. Johnson. Such bonus, if any, is payable 100 days from the end of the Company's fiscal year. Pursuant to an agreement entered into in October 2003, Mr. Johnson will receive, in lieu of the bonus described immediately above, a bonus of $142,850 upon the closing of the Company's sales of its Corporate Trust segment to Happy State Bank and its Wealth Management Group segment to Dubuque Bank & Trust; sixty percent of the foregoing bonus is payable upon the closing of the sale of the Corporate Trust segment, and forty percent of such bonus is payable upon the closing of the sale of the Wealth Management Group segment.

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

     Mr. Glovier's agreement, dated April 1, 2003, was amended on April 29, 2004. It origianlly had a one-year term running through March 30, 2004. It now runs through the earlier of March 30, 2005 or the date on which the Company's potential sale of its Corporate Trust business to Happy State Bank is closed, on which date Mr. Glovier will become an employee of Happy State Bank. Under the agreement, Mr. Glovier receives a base salary of $92,882, plus an annual bonus each fiscal year in which the Company generates net income (after the payment of income taxes), calculated according to the following formula:(y) after-tax net income per share of Common Stock, multiplied by (z) a number of shares equal to seven and one-half percent(7 1/2%) of the Company's total issued and outstanding Common Stock at March 31, 2000. Shares of Common Stock which are issuable upon the exercise of issued and outstanding (but unexercised) stock options as of March 31, 2000 will be excluded for purposes of calculating the Company's issued and outstanding Common Stock in the foregoing formula. Such bonus, if any, is payable 90 days from the end of the Company's fiscal year. For the fiscal year ended March 31, 2004 and 2003, Mr. Glovier received bonuses of $633 and $6,792 under his employment agreement. For the fiscal year ended March 31, 2002, due to the Company's net loss, no bonus was earned by Mr. Glovier. Pursuant to the amendment entered into in April 2004, Mr. Glovier will receive, in lieu of the bonus described immediately above, a bonus of $107, 150 upon the closing of the Company's sales of its Corporate Trust segment to Happy State Bank and its Wealth Management Group segment to Dubuque Bank & Trust; sixty percent of the foregoing bonus is payable upon the closing of the sale of the Corporate Trust segment, and 40% of such bonus is payable upon the closing of the sale of the Wealth Management Group segment. Additionally, in the event that Colonial closes the sale of its Corporate Trust segment to Happy State Bank and as a result thereof Mr. Glovier becomes an employee of Happy State Bank, Mr. Glovier will receive an amount equal to his annual base salary with Colonial as of the date of such amendment, less any amount paid by Happy State Bank during Mr. Glovier's employment by Happy State Bank, in the event Mr. Glovier's employment is terminated during the first year of his employment by Happy State Bank (other than certain terminations for cause, as set forth in the amendment). A copy of the foregoing agreement and amendment are attached hereto as Exhibit 10(l).

     Mr. Glovier's agreement provides for 25,000 incentive stock options with an exercise price of $2.50 per share, a total of 10,000 which vested immediately upon grant. The remaining 15,000 options vested in three equal installments of 5,000 each on August 11, 1998, 1999 and 2000, respectively. The foregoing options expired on September 30, 2002.

     Mr. Glovier is also entitled to health and other insurance benefits on the same basis as the Company's other executive officers. Under the agreement, the Company pays for the premiums on a $500,000 term life insurance policy insuring Mr. Glovier's life; in the event of his death, one-half of the face amount of the policy would be payable to the Company and the other half the face amount of the policy would be payable to Mr. Glovier's beneficiaries. The agreement also contains confidentiality and non-compete covenants.

           Directors' Compensation

     The Company's non-employee directors were paid $21,600 in cash as a group during the fiscal year ended March 31, 2004 for their services as directors. Each director is paid $200 per month for serving as a director and $200 per month for each meeting and $100 for each additional meeting attended. The
Chairman is paid an additional $100 per month for serving as Chairman. The Company's non-employee directors also receive an annual grant of 1,500 stock options with an exercise price equal to the then-current market price of the Company's Common Stock on the date of grant. There were no options granted to such directors during the fiscal year ended March 31, 2004 in view of the proposed sales of the Company's two operating divisions. Directors who are also officers of the Company are not compensated for their services as directors.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of June 15, 2004, concerning the Common Stock beneficially owned by each director of the Company, by the Company's Named Executive Officers, by all officers and directors of the Company as a group, and by all persons known by the Company to own more than 5% of the Company's issued and outstanding Common Stock:


                                         Amount (number of
       Name and Address                  shares) and Nature           Percent
       of Beneficial Owner               of Beneficial Owner(1)       of Class

       Lynn R. Camp                 (2)  22,102 shares                2.9%
       7736 Baughman
       Amarillo, Texas 79121

       Gerald G. Morgan, Jr.        (2)  15,081 shares                2.0%
       4705 Olsen
       Amarillo, Texas 79106

       Mike Borger                       24,697 shares                3.3%
       P. O. Box 51200
       Amarillo, Texas 79159

       Bill McMorries                    30,931 shares                4.1%
       2907 Harmony
       Amarillo, Texas 79106

       John K. Johnson                   40,976 shares                5.4%
       3414 E. Clark Road
       Phoenix, Arizona 85024

       William and Sue Johnson      (3)  45,586 shares                6.0%
       14001 Interstate 27
       Amarillo, Texas 79119

       Cecil E. Glovier                   3,140 shares                (4)
       16925 Roadrunner Road
       Mayer, Arizona 86333

       Bruce L. Mitchell                  1,000 shares                (4)
       1974 E. McNair Dr
       Tempe, AZ 85283-4922

       Susan D. Carlisle            (5)   1,401 shares                (4)
       8026 E. Redwing Rd.
       Scottsdale, AZ 85250-5649

       Kurt J. Kiesling             (5)     401 shares                (4)
       13514 W. Post Dr.
       Surprise, AZ 85374-0000


       Directors and Executive
       Officers as a Group
             (9 persons)                139,729 shares                19.1%

     (1) Calculated pursuant to Rule 13d-3 under the Exchange Act. Shares not outstanding that are subject to options or warrants exercisable by the holder thereof within 60 days of June 30, 2004 are deemed outstanding for purposes of calculating the number and percentage owned by such shareholder, but are not deemed outstanding for the purpose of calculating the percentage owned by each other shareholder listed. Except as otherwise noted, all shares listed as beneficially owned by a shareholder are actually outstanding. Except as described above and as otherwise noted, all figures are based upon a total of 760,843 shares of Common Stock issued and outstanding.

     (2) The totals for Messrs. Camp and Morgan include 7,500 shares of Common Stock subject to immediately exercisable options held by each of Messrs. Camp and Morgan with the following exercise prices per share: 3,000 shares at $3.00, 3,000 shares at $3.25, 9,000 shares at $3.50.


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


     (4) Represents less than one percent of the outstanding Common Stock.


                              Equity Compensation Plan Information

----------------------------   ---------------    ----------------   -----------
Plan Category                   Number of
                                Securities         Weighted           Number of
                                to be issued       average exercize   securities
                                upon exercize      price of           remaining
                                of outstanding     outstanding        available
                                options,           options            for
                                warrants and       warrants and       future
                                rights             rights             issuance
----------------------------   ---------------    ----------------   -----------
                                    (a)                (b)                (c)
----------------------------   ---------------    ----------------   -----------
Equity compensation plans
approved by security holders      15,000              $3.35             181,406
----------------------------   ---------------    ----------------   -----------
Equity compensation plans not        0                $0.00                   0
approved by security holders
----------------------------   ---------------    ----------------   -----------
Total                             15,000              $3.35             181,406
============================   ===============    ================   ===========



     The Company has no knowledge of any arrangement among stockholders which may result in a change of control of the Company.



Item 12.   Certain Relationships and Related Transactions.

     During the fiscal years ended March 31, 2004 and 2003, the law firm of Burdett, Morgan Williamson & Boykin, of which Gerald G. Morgan, Jr., is a partner, received approximately $120,000 and $67,000, respectively, for legal services provided to the Company. Mr. Morgan is a director of the Company.




Item 13.   Exhibits, List and Reports on Form 8-K.

    (a)(1) Financial Statements of the Company are set forth in Part II, Item 7.

       (2)    Exhibits

                  10.k             Plan of Liquidation and Dissolution
                  10.l             Employment agreement with Cecil Glovier dated
                                        April 1, 2003 and amendment  dated April
                                        29, 2004
                  31.1             Certification of John K. Johnson  pursuant to
                                        Section 302 of the Sarbanes-Oxley Act of
                                        2002
                  31.2             Certification  of  Ian B. Currie  pursuant to
                                        Section 302 of the Sarbanes-Oxley Act of
                                        2002
                  32.1             Certification of John K. Johnson  pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002
                  32.2             Certification  of  Ian B. Currie  pursuant to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002



    (b) Reports on Form 8-K.
          On January 28, 2004, the Company filed a Current Report on Form 8-K related to the Purchase and Assumption Agreement between the Company, Happy State Bank and its parent, Happy Bancshares, Inc., pursuant to which Happy State Bank has agreed to purchase substantially all of the assets of, and assume certain liabilities associated with, the Company's Corporate Trust division. See "Item 6-Management's Discussion and Analysis or Plan of Operation-Agreement to Sell Corporate Trust Business."

Item 14.  Principal Accountant Fees and Services.

     Audit Fees. The aggregate fees billed by KPMG, the Company's principal accountant, for professional services for the audit of the Company's annual financial statements for the years ended March 31, 2004 and 2003 and for review of financial statements included in the Company's Form 10-QSB's filed during such periods were $71,500 and $70,000, respectively.

     Audit-Related Fees. The aggregate fees billed by KPMG for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under the paragraph entitled "Audit Fees" immediately above were $0 and $0 for the fiscal years ended March 31, 2004 and 2003, respectively.

     Tax Fees. The aggregate fees billed by KPMG for tax compliance, tax advice and tax planning were $18,350 and $8,310 for the fiscal years ended March 31, 2004 and 2003, respectively. Such services provided for the Company included the preparation of federal and state tax returns, with related estimated payment calculations and extension applications, as well as various calculations of the projected tax associated with the sale of the Corporate Trust and Wealth Management Group businesses.

     All Other Fees. KPMG did not bill any fees for services provided during the fiscal years ended March 31, 2004 and 2003, other than as described immediately above.

     Audit Committee's Pre-Approval Policies and Procedures. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company's independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by KPMG, the Company's independent auditor.

     Prior to engagement of the independent auditor for the next year's annual audit, management will submit a list of audit services and related fees expected to be rendered during that year to the Audit Committee for approval. The Audit Committee will pre-approve such annual audit services and the fees related thereto.

     Additionally, KPMG reviews the Company's financial statements included within the Company's Form 10-QSB's prior to the filing of such Form 10-QSB's, and also provides tax compliance and tax planning services. Prior to the engagement of KPMG to review the Company's financial statements included within the Company's Form 10-QSB's for a particular quarter, management submits a description of such services to the Audit Committee for approval. Prior to the annual engagement of KPMG to provide tax compliance services, including preparation of the Company's annual federal and state income tax returns, management submits a description of such services to the Audit Committee for approval.  Finally,  prior to the  engagement  of KPMG to provide  tax  planning services, management submits a description of such services to the Audit Committee for approval. During the fiscal year ended March 31, 2004, the foregoing tax planning services included services related to the expected tax effects of the Company's proposed sales of its Corporate Trust and Wealth Management Group businesses. Any services not described above would require pre-approval of the Company's Audit Committee before engagement of KPMG, subject to the de minimus exceptions for non-audit services described in Rule 2-01(c)(7)(i) of Regulation S-X.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting.

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

Date:  July 14, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                    Title                      Date


* Lynn R. Camp                  Chairman of the Board      July 14, 2004
Lynn R. Camp


* Gerald G. Morgan              Director                   July 14, 2004
Gerald G. Morgan


* Mike Borger                   Director                   July 14, 2004
Mike Borger


* Bill McMorries                Director                   July 14, 2004
Bill McMorries


* John K. Johnson               President and Director     July 14, 2004
John K. Johnson                 (Principal Executive
                                Officer)


*By: /s/ Ian B. Currie
     Ian B. Currie
     Attorney-in-Fact