Form 10QSB
period 2004-06-30
COLONIAL TRUST CO /AZ
filed 2004-08-24
CIK 869296

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

At August 16, 2004, there were approximately 775,843 shares of Common Stock outstanding.

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

                             COLONIAL TRUST COMPANY

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
                                                 Condensed Balance Sheets
                                            (Unaudited)
         ASSETS                            June 30, 2004         March 31, 2004
                                           -------------          --------------

Cash and cash equivalents                     $142,717                  $114,132
Receivables                                    914,882                   992,491
Income tax receivable                           89,598                    55,848
Note receivable                                480,654                   551,778
Deferred sale costs                            276,948                   154,956
Property, furniture and equipment, net         593,824                   605,000
Excess of cost over fair value acquired, net   104,729                   104,729
Restricted cash                                506,422                   506,242
Other assets                                    63,177                   101,865
                                               -------                   -------

                                            $3,172,951                $3,187,041
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      $385,315                  $352,662
                                               -------                   -------
      Total Liabilities                        385,315                   352,662

Stockholders' equity:
Common stock, no par value;
     25,000,000 shares authorized,
     760,843 issued  and
     outstanding at June 30, 2004 and
     March 31, 2004                            698,286                   698,286
Additional paid-in capital                     506,208                   506,208
Retained earnings                            1,583,142                 1,629,885
                                             ---------                 ---------
      Total Stockholders' Equity             2,787,636                 2,834,379
                                             ---------                 ---------

                                            $3,172,951                $3,187,041
                                            ==========                ==========

See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                  Condensed Statements of Operations (Unaudited)

                                                 Three-month periods
                                                    Ended June 30,
                                                    --------------

Revenues:                                         2004               2003
                                                  ----               ----

  Bond servicing revenue                        $331,822           $412,649
  IRA servicing fees-corporate                   174,602            169,732
  IRA servicing fees-personal trust               80,481             77,123
  Trust income                                   293,328            475,268
  Interest and other income                        8,101              8,237
                                                --------            -------

Total revenue                                    888,334          1,143,009


General and administrative expenses              968,827          1,063,962
                                               ---------          ---------

Earnings(loss) before income taxes              (80,493)             79,047

Income taxes(benefit)                           (33,750)             32,368
                                                 -------            -------

Net earnings(loss)                             $(46,743)            $46,679
                                                ========           ========



Basic net earnings(loss) per common share         $(.06)              $.06
                                                  ======             =====

Diluted net earnings(loss) per common share (1)   $(.06)              $.06
                                                  ======             =====



Weighted average shares outstanding -basic       760,843            757,884
                                                 =======            =======

Weighted average shares outstanding-diluted (1)  760,843            760,777
                                                 =======            =======

(1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                 Condensed Statements of Cash Flows (Unaudited)

                                                        Three-month periods
                                                           Ended June 30,
                                                           --------------
                                                      2004                2003
                                                      ----                ----
Cash flows from operating activities:

Net earnings (loss)                                $(46,743)            $46,679

Adjustments to reconcile net earnings (loss) to net
   cash used in operating activities:
         Loss on disposal of asset                       -                1,091
         Depreciation and amortization               17,367              24,918
         (Increase) decrease in receivables          77,609             (48,540)
            Increase in deferred sales costs       (121,992)                  -
         Increase in income tax receivable          (33,750)                  -
         (Increase) decrease in other assets         38,688              (7,012)
         (Decrease) increase in accounts payable
         and accrued liabilities                     32,653             (19,828)
                                                    -------              ------
Net cash used in operating activities               (36,168)             (2,692)
                                                     ------             -------
Cash flows from investing activities:

Purchase of property, furniture and equipment        (6,191)            (20,204)
Additions to note receivable                        (78,876)           (103,148)
Payments received on note receivable                150,000                   -
Decrease (increase) in restricted cash                 (180)                  3
                                                    -------              ------
Net cash provided by (used in) investing
    activities                                       64,753            (123,349)
                                                     ------              ------
Cash flows from financing activities:

Purchase and retirement of common stock                   -                  (2)
                                                     ------              ------
Net cash used in financing activities                     -                  (2)
                                                     ------              ------
Increase (decrease) in cash and cash equivalents     28,585            (126,043)
Cash and cash equivalents at beginning of period    114,132             243,048
                                                    -------             -------
Cash and cash equivalents at end of period         $142,717            $117,005
                                                   ========             =======

See accompanying notes to unaudited condensed financial statements.

                             COLONIAL TRUST COMPANY

                     Notes to Condensed Financial Statements

1.   Significant Accounting Policies
     ---------------------------------

In the opinion of Colonial Trust Company (the "Company" or "Colonial"), the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year. The accompanying unaudited condensed financial statements do not include all disclosures considered necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America. Therefore, it is recommended that these accompanying statements be read in conjunction with the financial statements appearing in the Company's Annual Report on Form 10-KSB as of and for the year ended March 31, 2004.

     (a)  Nature of Business
          ------------------

     The Company was incorporated on August 15, 1989, under the laws of the State of Arizona for the purpose of engaging in the business of acting as a fiduciary. The Company is domiciled in the State of Arizona and is regulated by the Arizona Banking Department. The Company's common stock is registered under the Securities Exchange Act of 1934.

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


     Agreements to Sell Corporate Trust and Wealth Management Group Businesses

     The Company has entered into a Purchase and Assumption Agreement with Happy Bancshares, Inc. and its subsidiary, Happy State Bank, dated December 30, 2003, as amended by that First Amendment to Purchase and Assumption Agreement dated June 22, 2004, pursuant to which the Company agreed to sell substantially all of the assets of its Corporate Trust segment to Happy State Bank, and Happy State Bank agreed to assume certain liabilities associated with the Corporate Trust segment. The Company has also entered into a Purchase and Assumption Agreement with Heartland Financial USA, Inc. and its subsidiaries, Dubuque Bank and Trust Company ("DBT") and Arizona Bank & Trust Company ("ABT") dated March 26, 2004, as amended by that Addendum to Purchase and Assumption Agreement dated April 26, 2004, pursuant to which the Company agreed to sell substantially all of the assets of its Wealth Management Group segment to DBT and/or ABT, and DBT and DBT agreed to assume certain liabilities associated with the Wealth Management Group segment. Both of the foregoing sales are subject to the satisfaction of certain conditions, including receipt of all regulatory approvals.


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

     At a Special Meeting of shareholders, held on August 9, 2004, approval was received for the sale of both of these business segments and also for the Plan of Liquidation and Dissolution of the Company. The Company anticipates that the sale of both its business segments will be consummated on or before September 30, 2004. Thereafter, the Company intends to effect the reverse stock split for purposes of making its initial liquidating distribution to the company's shareholders. Upon completion of the reverse stock split, the Company intends to file a Form 15 with the Securities and Exchange Commission (the "SEC") and terminate its obligation to file periodic reports with the SEC.


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

     In connection with providing investment management, administration and custodial services, Colonial earns revenue based on two fee structures. The first fee structure is established as a percentage of the fiduciary assets which Colonial holds as trustee or agent. Fees are assessed on a monthly basis to individual accounts according to the prior month-end fair market value of each account. The second fee structure relates to an annual minimum fee which is set up to cover the maintenance of fiduciary assets Colonial holds in both trust and self-directed IRA accounts. Minimum fees are assessed monthly, based on one -twelfth of the published annual minimum.

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

    (d)  Stock Based Compensation
         ------------------------

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" to account for our fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above and have adopted the disclosure requirements of SFAS No. 123. Accordingly, we do not recognize compensation expense for any of our stock-based plans because we do not issue options at exercise prices below the market value at date of grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                              Three months ended
                                                                   June 30,
                                                                2004     2003
                                                                ----     ----

         Net earnings (loss) as reported                    $(46,743)  $ 46,679
         Total stock-based employee compensation expense
            determined under fair value based method
            for all awards, net of related tax effects           355        706
                                                              ------    -------
         Pro forma net earnings (loss)                      $(47,098)  $ 45,973
                                                              ------    -------

         Basic earnings (loss) per share:
                  As reported                                  $(.06)      $.06
                  Pro forma                                    $(.06)      $.06
         Diluted earnings (loss) per share:
                  As reported                                  $(.06)      $.06
                  Pro forma                                    $(.06)      $.06

     e)  Reclassifications
         -----------------

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.


2.   Note receivable
     ---------------

     On December 1, 1990, the Company entered into a Master Note and Letter Agreement with Church Loans and Investments Trust, its former parent corporation. The Master Note, in the maximum amount of $1,000,000, is due on demand, bears interest payable monthly at 1% less than the prime rate and is unsecured. Amounts advanced from time to time may be prepaid and re-borrowed.

3.   Earnings(Loss) Per Share
     ------------------------

     A  reconciliation  from basic earnings (loss) per share to diluted earnings
(loss) per share for the three-month periods ended June 30, 2004, and June 30, 2003 follows:

                                                      Three-month period
                                                         Ended June 30,
                                                         --------------

                                                    2004                  2003
                                                    ----                  ----

         Net earnings (loss)                     $(46,743)              $46,679
                                                 --------               -------

         Basic EPS
         -weighted average shares outstanding     760,843               757,884
                                                  =======               =======
         Basic earnings (loss) per share           $(.06)                  $.06
                                                    -----                  ----

         Basic EPS
         -weighted average shares outstanding     760,843               757,884

         Effect of dilutive securities:
         Stock options                                -                   2,893
                                                    -----                ------

         Diluted EPS-weighted average shares
             outstanding                      (1) 760,843               760,777
                                                  =======               =======

         Diluted earnings(loss)per share      (1)  $(.06)                  $.06
                                                   ------                 -----

         Stock options not included in Diluted
         EPS since anti-dilutive                   15,000                   -
                                                   ======                ======

     (1) Stock options are not included in diluted EPS where there is a net loss since they are anti-dilutive.


4.   Business Segments
     -----------------

     Operating results and other financial data are presented for the principal business segments of the Company as of and for the three-month periods ended June 30, 2004 and 2003, respectively. The Company has two distinct business segments consisting of Corporate Trust services and Wealth Management Group services.

     In computing operating profit by business segment, interest income, portions of administrative expenses and other items not considered direct operating expenses were considered to be in the Other category.

         Three-month periods:        Corporate   Wealth      Other      Total
                                     Trust       Management
                                                 Group
                                      ________   ________    _______    _______

         June 30, 2004
         Bond Servicing Revenue       $331,822          -          -    $331,822
         IRA Servicing Fees            174,602    $80,481          -     255,083
         Trust Income                        -    293,328          -     293,328
         Interest and other income           -          -      8,101       8,101
                                      --------   --------    -------    --------
                                      $506,424   $373,809    $ 8,101  $  888,334
                                      --------   --------    -------   ---------

         General & Administrative
         Expenses                     $381,237   $245,693   $341,897  $  968,827
                                      --------   --------   --------  ----------


         June 30, 2003
         Bond Servicing Revenue       $412,649          -          -    $412,649
         IRA Servicing Fees            169,732    $77,123          -     246,855
         Trust Income                        -    475,268          -     475,268
         Interest and other income           -          -    $ 8,237       8,237
                                      --------   --------    -------  ----------
                                      $582,381   $552,391    $ 8,237  $1,143,009
                                      --------   --------    -------  ----------

         General & Administrative
         Expenses                     $367,758   $372,705   $323,499  $1,063,962
                                      --------   --------   --------  ----------


5.   Commitments and Contingencies

     Colonial is subject to the maintenance of a minimum capital requirement of $500,000 pursuant to State of Arizona (the "State") banking regulations, all of which must be "liquid" (as defined by the State) as of June 30, 2004. To satisfy this requirement, Colonial owns certificates of deposit held with banks totaling $506,422 at June 30, 2004. These assets are classified as restricted cash in the accompanying condensed balance sheets.

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

     The Company paid a total of $254,556 to the Trust in March 2004 as a result of the order of judgment in the above matter. The Company has also paid $44,406 and $2,030 in legal fees to its counsel in connection with this matter in the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, respectively. These sums are reflected as general and administrative expenses in the Company's income statements for the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, respectively.

     Additionally, counsel for the personal representative filed a notice of appeal with respect to the above order of judgment. The Company has agreed to pay an additional $17,750 to counsel for the personal representative in settlement of the claims covered by the foregoing appeal.

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

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to revenue recognition and contingencies related to litigation. The Company recognizes revenue when earned based on three fee structures for the Corporate Trust business and two fee structures for the Wealth Management Group business which are discussed in note 1(c) of the Company's financial statements recently filed as part of Form 10-KSB for the year ended March 31, 2004. Liability estimates for contingencies related to litigation are determined based on the probability of loss using the best information available at each reporting date. Developments related to changes in material contingencies are reviewed on an on-going basis, and serve as the basis for changes in recorded liabilities, if any.

     Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances. There have been no changes in assumptions since the fiscal year end of March 31, 2004 and estimates have been updated through June 30, 2004. However, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

     Results of Operations-Three-Month Periods Ended June 30, 2004
     -------------------------------------------------------------
     and June 30, 2003
     -----------------

Overview

     The Company had a net loss of $.06 per share for the three months ended June 30, 2004, compared to net earnings of $.06 per share for the three months ended June 30, 2003.

     The Company's Corporate Trust segment bond servicing revenues decreased to $331,822 in the three months ended June 30, 2004, compared to $412,649 in the comparable prior quarter, a decrease of 20%. This decrease was largely attributable to a significant number of bond issuer refinancings into traditional loans or other products that do not generate fees for the Company, which caused annual maintenance fees to be approximately $50,000 less in the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. The Company anticipates that the foregoing factor and an anticipated continuing decrease in the number and principal amount of new bond offerings for which the Company will serve as trustee and paying agent in the next fiscal year will continue to negatively impact the results of operations of its Corporate Trust segment for at least the next fiscal year. Additionally, the Company earned approximately $34,000 less in interest earnings on receivables related to bond issues in various stages of foreclosure in the quarter ended June 30, 2004, as compared with those earned in the quarter ended June 30, 2003.

     The Company's Wealth Management Group trust income decreased to $293,328 in the current quarter, compared to $475,268 in the quarter ended June 30, 2003, a decrease of 38%. This decrease was due in large part to the fact that the Company generated no revenues in the current quarter from one significant trust relationship which terminated in February 2004, compared to revenues of approximately $136,000 from this relationship in the quarter ended June 30, 2003, the Wealth Management Group segment's general and administrative expenses decreased to $245,693 in the current quarter compared to $372,705 in the quarter ended June 30, 2003, due in large part to a reduction in commission expense of approximately $73,000 and reduced investment advisory services of approximately $10,000 in the current quarter resulting from the termination of the one significant trust relationship previously referred to immediately above.


              Corporate Trust             2004         2003  Percentage Increase
                                                                   (decrease)

Bond Servicing Revenue                $331,822     $412,649          (20%)
IRA Servicing Fees                     174,602      169,732            3%
General and Administrative Expenses    381,237      367,758            4%


          Wealth Management Group         2004         2003  Percentage Increase
                                                                   (decrease)

Trust Income                          $293,328     $475,268          (38%)
IRA Servicing Fees                      80,481       77,123            4%
General and Administrative Expenses    245,693      372,705          (34%)


Detailed Discussion

     The Company had a net loss of $46,743, or $.06 diluted loss per share, for the period ended June 30, 2004, compared to net earnings of $46,679, or $.06 diluted earnings per share, for the period ended June 30, 2004, a decrease in net earnings of 200%. The Company had total revenue of $888,334 for the period ended June 30, 2004 compared to total revenue of $1,143,009 for the period ended June 30, 2003, a decrease of 22%.

     The Corporate Trust segment's revenue decreased to $506,424 for the period ended June 30, 2004 compared to $582,381 for the period ended June 30, 2003, a decrease of 13%. The Wealth Management Group segment's revenue decreased to $373,809 for the period ended June 30, 2004, compared to $552,391 for the period ended June 30, 2003, a decrease of 32%.

     The Corporate Trust segment's bond servicing revenue decreased to $331,822 for the period ended June 30, 2004, compared to $412,649 for the period ended June 30, 2003, a decrease of 20%. This decrease was largely attributable to the following factors. First, annual maintenance fees were approximately $50,000 less in the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003, reflecting the negative impact on revenue of the large number of bond issuer refinancings into traditional loans or other financing products that do not generate fees for the Company. There were approximately $129 million and $11 million in original issue amount bond refinancings during the year ended March 31, 2004 and quarter ended June 30, 2004, respectively. This compares with only approximately $68 million and $6 million in original bond new issue amounts during the same time period. The net affect is a reduction in fee revenue. The Company anticipates that such refinancings and an anticipated continuing decrease in the number and principal amount of new bond offerings for which the Company will serve as trustee and paying agent in the next fiscal year will continue to negatively impact the results of operations of its Corporate Trust segment for at least the next fiscal year. Second, bond printing fees (resulting directly from fewer new bond offerings) were approximately $17,000 less in the quarter ended June 30, 2004 as compared with those earned in the quarter ended June 30, 2003. Third, a reduction in late fees due to fewer bond issuer foreclosure settlements resulted in approximately $11,000 less in fees in the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003. Fourth, the Company generated approximately $34,000 less in interest earnings on receivables related to bond issues in various stages of foreclosure in the quarter ended June 30, 2004, as compared with those earned in the quarter ended June 30, 2003. Last year's amount included approximately $37,000 collected on one delinquent bond issue. These factors were partially offset by approximately $28,000 of disbursing agent fees earned in the current quarter, which in the previous year had been classified in the Wealth Management Group revenues. At June 30, 2004, the Company was serving as trustee and paying agent on 406 offerings totaling approximately $366 million in original principal amount; at June 30, 2003, the Company was serving as trustee and paying agent on 462 bond offerings totaling approximately $414 million in original principal amount.

     Revenue from the Corporate Trust segment's IRA servicing activities increased to $174,602 for the period ended June 30, 2004, compared to $169,732 for the period ended June 30, 2004, an increase of 3%. Revenue from the Wealth Management Group segment's IRA servicing activities increased to $80,481 for the period ended June 30, 2004, compared to $77,123 for the period ended June 30, 2003, an increase of 4%. At June 30, 2004, the Corporate Trust segment was servicing 9,984 IRA's with an aggregate value of approximately $200,000,000, and the Wealth Management Group segment was servicing 293 IRA's with an aggregate value of approximately $69,000,000. At June 30, 2003, the Corporate Trust segment was servicing 9,973 IRA's with an aggregate value of approximately $190,000,000, and the Wealth Management Group segment was servicing 300 IRA's with an aggregate value of approximately $61,600,000.

     The Wealth Management Group segment's trust income decreased to $293,328 for the period ended June 30, 2004, compared to $475,268 for the period ended June 30, 2003, a decrease of 38%. The decrease in trust income was due in large part to the following factors. First, the Company generated no revenue in the current quarter from one significant trust relationship which terminated in February 2004, compared to approximately $136,000 which was earned from this relationship in the quarter ended June 30, 2003. Second, approximately $37,000 in disbursing agent fees were earned in the quarter ending June 30, 2003, whereas in the quarter ending June 30, 2004, the fees for this function were classified in the Corporate Trust segment revenues. Third, revenues from personal trusts was approximately $30,000 less in the current quarter largely due to the inclusion of non-recurring personal representation fees in the three months ended June 30, 2003. This area of personal trust representation has not shown the growth that was anticipated over the last fiscal and this trend is anticipated to continue over the foreseeable future. The above factors were partially offset by approximately $16,000 in 401(K) fees representing new business, that commenced in the December, 2003 quarter, and was included in the Wealth Management Group segment revenues for the current quarter. At June 30, 2004, the Wealth Management Group segment was serving as trustee or agent for 554 trust, investment, or other accounts with an aggregate value of approximately $304,000,000. At June 30, 2003, the Wealth Management Group segment was serving as Trustee or agent for 630 trust, investment, or other accounts with a value of approximately $235,000,000.

     Interest and other income decreased to $8,101 for the period ended June 30, 2004, compared to $8,237 for the period ended June 30, 2003, a decrease of 2%.

     The Corporate Trust segment's general and administrative expenses increased in the aggregate to $381,237 for the period ended June 30, 2004, compared to $367,758 for the period ended June 30, 2003, and increased to 75% of segment revenues for the period ended June 30, 2004, compared to 63% of segment revenues for the period ended June 30, 2003. The Wealth Management Group segment's general and administrative expenses decreased in the aggregate to $245,693 for the period ending June 30, 2004, compared to $372,705 for the period ended June 30, 2004, and decreased to 66% of segment revenues for the period ended June 30, 2004, compared to 67% of segment revenues for the period ended June 30, 2003. The increase in the Corporate Trust segment's general and administrative expenses as a percentage of segment revenues, resulted primarily from the aggregate decrease in bond servicing revenue of approximately $81,000, the reasons for which are mentioned above, and to a lesser extent was negatively impacted by the aggregate increase in general and administrative expenses of approximately $13,000, or 4%. The decrease in the Wealth Management Group segment's general and administrative expenses was due primarily to: first, a reduction in commission expense of approximately $73,000 and reduced investment advisory services of approximately $10,000, resulting from the termination of the one significant trust relationship previously referred to in the trust income analysis above, in the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003; second, cancellation of sales consulting services amounting to approximately $12,000 in the current quarter; and third, approximately $18,000 greater soft dollar expense credits due to a higher number of transactions generating these expense reimbursements in the current quarter.

     A loss before income taxes of approximately $80,500 resulted in the creation of an income tax benefit of approximately $33,800 (41.9%) for the quarter ended June 30, 2004, while the Company's effective income tax rate was 40.9% for the three-month period ended June 30, 2003.


     Liquidity and Capital Resources
     -------------------------------

     Under legislation effective on July 20, 1996, the Company is required to maintain net capital of at least $500,000; the Company's net capital was $2,787,636 on June 30, 2004. Arizona law also requires that $500,000 of such net capital must meet the Arizona Banking Department's liquidity requirements. Additional capital requirements may be imposed upon the Company in the future as a result of Arizona legislation which became effective on August 9, 2001 and to which the Company became subject on December 31, 2002. For further discussion of possible future additional capital requirements, see "Item 1: Regulation, Licensing and Supervision" of the Company's 10-KSB for fiscal year ended March 31, 2004, and Exhibit 99(a) - "Regulation, Licensing and Supervision - Net Capital Requirements" of this Form 10-QSB. At June 30, 2004, $506,422 of the Company's net capital met the Department's liquidity requirements. The Company believes that it will be able to satisfy its working capital and capital expenditure requirements for the foreseeable future from existing cash balances, from anticipated cash flow from operating activities, and from funds available under the Company's Master Note with its former parent, Church Loans and Investments Trust.

     The Company's cash and cash equivalents increased from $114,132 on March 31, 2004, to $142,717 on June 30, 2004, while the note receivable decreased from $551,778 on March 31, 2004, to $480,654 on June 30, 2004. The increase in the cash and cash equivalents was primarily due to the following factors. First, net payments were received of approximately $71,000 from the Company's master note with its former parent, Church Loans & Investments Trust, and second, approximately $78,000 was received from liquidation of receivables. These were partially offset by the increase in costs deferred in anticipation of the sale of the company, amounting to approximately $122,000, $88,000 of which had been accrued but not paid as of June 30, 2004.

     The Company's proposed sales transactions and proposed Plan of Liquidation and Dissolution (see "Item 6: Management's Discussion and Analysis or Plan of Operation" of the Company's Form 10-KSB for the fiscal year ended March 31, 2004 for a more detailed explanation of these proposed transactions and Plan) have resulted in a significant increase in the Company's cash requirements and are anticipated to result in significantly increased cash requirements until such transactions are consummated or terminated (which are anticipated to occur in the third calendar quarter of 2004). The Company has $276,948 of such costs, reflected as "deferred sales costs," on the Company's June 30, 2004 balance sheet. Additionally, the Company's ability to generate cash from operations is subject to contingencies and uncertainties described in " - Results of Operations for the Years Ended March 31, 2004 and 2003" in the Company's 10-KSB for the fiscal year ended March 31, 2004. However, the Company's existing cash, cash anticipated to be generated from operations, and the existing amount owed to the Company by Church Loans and Investments Trust under the Master Note ($480,654 at June 30, 2004) should be sufficient to satisfy all of the Company's capital requirements in order to operate the Company in accordance with its business plan for the foreseeable future should the proposed sales transactions and Plan of Liquidation and Dissolution not be consummated. In the event such sales transactions and Plan of Liquidation and Dissolution are consummated, the Company's cash, cash anticipated to be generated from operations, and existing amounts owed by Church Loans under the Master Note will be sufficient to satisfy the Company's cash requirements until these transactions are consummated. The Company's net property and equipment decreased from $605,000 on March 31, 2004, to $593,824 on June 30, 2004. The decrease was primarily due to depreciation of $17,367 on furniture, equipment and computer software partially offset by expenditures of $6,191 on replacement property, furniture and equipment. The Company believes that capital expenditure requirements for the foreseeable future will be covered by cash available from the above sources.

Item 3.  Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Controller/Treasurer. Based upon that evaluation, our Chief Executive Officer and our
Controller/Treasurer concluded that the Company's disclosure controls and procedures are effective as of the end of the Company's fiscal quarter ended June 30, 2004. The Company has also concluded, after appropriate evaluation, that no changes occurred in the fiscal quarter ended June 30, 2004 in the Company's internal controls that have materially affected, or are reasonably likely to materially affect the Company's internal controls.

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

     Market Risk
     -----------

     In the opinion of management, our market risk factors have not changed materially from those set forth in the Company's 10-KSB for the year ended March 31, 2004.

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

     Our quarterly report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and is subject to the safe harbors created thereby. Forward-looking statements are often characterized by the words "believes," "estimates," "anticipates," "projects" or "expects," or similar expressions. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Actual results could differ materially because of the following factors, among others: the Company's successful or unsuccessful sale of one or both of its current business segments; the Company's successful or unsuccessful consummation of the Plan of Liquidation and Dissolution; the continued employment of key management; the Company's success in marketing its existing relationships with broker/dealers who can serve as referral sources for the Company; the Company's success in developing additional relationships with broker/dealers who can serve as new sources of referrals for the Company; the Company's success in providing traditional loan financing to non-profit entities, should it commence such activities; the continuation of the Company's investment advisory agreement with Dubuque Bank and Trust and its success in managing the trust and IRA's for which they provide services; the Company's success in servicing 401(k) accounts; no material changes in existing laws, rules or regulations affecting the Company's operations; the Company's successful performance of its duties as trustee and/or paying agent on bond offerings, as trustee for IRA's, and as manager, administrator and custodian for trust and investment agency accounts; competitive factors, such as increased competition for the Company's services in one or more of the above business segments; the Company's ability to procure E&O insurance with appropriate coverage levels and other terms; a change in interest rates or other economic factors having an adverse impact on the Company's non-profit bond servicing business; Other factors are detailed in the sections entitled "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our most recent Annual Report on Form 10-KSB for the year ended March 31, 2004, and elsewhere in our Securities and Exchange Commission filings. By making these forward-looking statements, we undertake no obligation to update these statements for revisions or changes after the date of this report.




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

     The Company paid a total of $254,556 to the Trust in March 2004 as a result of the order of judgment in the above matter. The Company has also paid $44,406 and $2,030 in legal fees to its counsel in connection with this matter in the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, respectively. These sums are reflected as general and administrative expenses in the Company's income statements for the fiscal year ended March 31, 2004 and the three months ended June 30, 2004, respectively.

     Additionally, counsel for the personal representative filed a notice of appeal with respect to the above order of judgment. The Company has agreed to pay an additional $17,750 to counsel for the personal representative in settlement of the claims covered by the foregoing appeal.

       Item 2:  Changes in Securities

            None.

       Item 3:  Defaults Upon Senior Securities

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

            (b)  Reports on  Form 8-K:

                    (i) Form 8-K filed on April 28, 2004 Relating to Addendum to
                            Purchase & Assumption Agreement between Heartland Financial USA, Inc. and Colonial Trust Company.

                    (ii) Form  8-K  filed  on  June 24, 2004  Relating  to First
                            Amendment to Purchase & Assumption Agreement between Colonial Trust Company and Happy Bancshares, Inc.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COLONIAL TRUST COMPANY

         DATE:  August 23, 2004                        BY:   /s/ John K. Johnson
                                                                 John K. Johnson
                                                          Its:   President

         DATE:  August 23, 2004                        BY:   /s/ Ian B. Currie
                                                                 Ian B. Currie
                                                          Its:   Controller